Form 10QSB
period 1996-03-31
NATIONAL BANCSHARES CORP OF TEXAS
filed 1996-05-17
CIK 69834

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

                        COMMISSION FILE NUMBER:  1-13472

                                 * * * * * *

                    NATIONAL BANCSHARES CORPORATION OF TEXAS
       (Exact name of small business issuer as specified in its charter)

          TEXAS                                                74-1692337
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

                    104 EAST MANN ROAD, LAREDO, TEXAS  78042
                    (Address of principal executive offices)

                                 (210) 724-2424
                          (Issuer's telephone number)

                                      N/A
  (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No
                                                                    ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court.  Yes  X   No
                                                                 ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,658,134 shares of Common Stock, $.001 par value, as of May 3, 1996.

         Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                       ---  ---

Part I.   Financial Information
Item 1.  Financial Statements

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                     MARCH 31,             DECEMBER 31,
                                                                                       1996                    1995
                                                                                  ---------------          ------------
ASSETS:
Cash and due from banks                                                           $        12,985          $     14,707
Interest-bearing accounts                                                                     190                   193
Federal funds sold                                                                         14,140                19,845
Investment securities available for sale                                                   81,939                66,864
Investment securities held to maturity                                                     65,195                65,775
Loans, net of discounts                                                                    90,371                91,588
Allowance for possible loan losses                                                         (1,961)               (1,906)
Bank premises and equipment, net                                                            6,644                 6,569
Other  assets                                                                               6,995                 6,457
                                                                                  ---------------          ------------
      Total Assets                                                                $       276,498          $    270,092
                                                                                  ===============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
  Demand deposits, non-interest bearing                                           $        37,361          $     37,706
  Interest-bearing transaction accounts (NOW)                                              31,908                31,379
  Savings and money market accounts                                                        53,227                52,111
  Certificates and time deposits under $100,000                                            72,247                72,481
  Certificates and time deposits  $100,000 and over                                        42,319                38,260
                                                                                  ---------------          -------------
      Total Deposits                                                                      237,062               231,937
                                                                                  ===============          ============
Accrued interest, taxes and other liabilities                                               1,062                 1,097
Long Term Notes Payable                                                                       363                   366
                                                                                  ---------------          -------------
       Total Liabilities                                                                  238,487               233,400
                                                                                  ---------------          ------------
Series B Redeemable preferred stock (A)                                                        --                   715
                                                                                  ---------------          ------------
Stockholders' Equity:
  Common Stock, $.001 par value, 100,000,000 shares authorized, issued and outstanding: 4,658,134 at March 31, 1996 and
    4,529,855  at December 31, 1995                                                             5                     4
  Surplus - Common Stock                                                                   16,337                15,619
  Retained Earnings                                                                        20,972                19,611
  Unrealized gain on securities available for sale, net of tax                                697                   743
                                                                                  ---------------          ------------
      Total Stockholders' Equity                                                           38,011                35,977
                                                                                  ---------------          ------------
      Total Liabilities and Stockholders' Equity                                  $       276,498          $    270,092
                                                                                  ===============          ============

(A) Series B Redeemable Preferred Stock with a par value of $0.01 per share, redeemable at $1 per share on December 31, 1996 if not converted at the rate of 5.59998 shares for each share of common Stock on or before that date. None outstanding at March 31, 1996 and 715,000 shares outstanding at December 31, 1995.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, except per share amounts)
                                  (Unaudited)


                                                                                  THREE MONTHS ENDED
                                                                  MARCH 31, 1996                          MARCH 31, 1995
                                                                 -----------------                      -----------------
INTEREST INCOME:

  Interest and Fees on Loans                                     $           2,456                      $           2,355
  Interest on Investment Securities                                          2,084                                  1,957
  Interest on Federal Funds Sold                                               283                                    232
  Interest on Deposits in Banks                                                  3                                      4
                                                                 -----------------                      -----------------
      TOTAL INTEREST INCOME                                                  4,826                                  4,548

INTEREST EXPENSE:
  Interest on Deposits                                                       1,890                                  1,689
  Interest on Debt                                                               6                                     69
                                                                 -----------------                      -----------------
      TOTAL INTEREST EXPENSE                                                 1,896                                  1,758

NET INTEREST INCOME                                                          2,930                                  2,790
  Less:  Provision for Possible Loan Losses                                     20                                     30
                                                                 -----------------                      -----------------
NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES                 2,910                                  2,760

NON-INTEREST INCOME:
  Service Charges and Fees                                                     595                                    530
  Net realized Losses on Sales of Securities                                    --                                     (1)
  Net Gains on Sales of Other Real Estate and Assets                            --                                     61
  Miscellaneous Income                                                         144                                     12
                                                                 -----------------                      -----------------
      TOTAL NON-INTEREST INCOME                                                739                                    602

NON-INTEREST EXPENSE:
  Salaries and Employee Benefits                                             1,153                                  1,080
  Occupancy and Equipment Expenses                                             355                                    285
  Other Expenses                                                               727                                    832
                                                                 -----------------                      -----------------
      TOTAL NON-INTEREST EXPENSE                                             2,235                                  2,197


INCOME BEFORE FEDERAL INCOME TAXES AND
  EXTRAORDINARY ITEM                                                         1,414                                  1,165
Federal Income Tax Expense                                                      53                                     32
                                                                 -----------------                      -----------------
INCOME BEFORE EXTRAORDINARY ITEM                                             1,361                                  1,133
  Gain Realized on Prepayment of Debt, net of tax                               --                                    219
                                                                 -----------------                      -----------------
NET INCOME                                                       $           1,361                      $           1,352
                                                                 =================                      =================
INCOME PER COMMON AND COMMON-EQUIVALENT SHARE:
  Before Extraordinary Item                                      $            0.29                      $            0.24
  Extraordinary Credit                                                          --                                   0.04
                                                                 -----------------                      -----------------
NET INCOME PER SHARE                                             $            0.29                      $            0.28
                                                                 =================                      =================
Weighted Average Number of Common and Common-
  Equivalent Shares Outstanding                                          4,713,739                              4,772,306


See Notes to Consolidated Financial Statements.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                  (Unaudited)



                                                                                                     UNREALIZED
                                      PREFERRED STOCK (A)        COMMON STOCK (B)       RETAINED     GAIN(LOSS)
                                    PAR VALUE       SURPLUS    PAR VALUE    SURPLUS     EARNINGS    SECURITIES(C)       TOTAL
                                    --------        ------     ---------    -------     --------    -------------       -----
BALANCE AT  DECEMBER 31, 1994       $     22        $2,171     $       4    $ 14,537    $  13,487    $   (835)         $29,386
  Net Income                              --            --            --          --        6,124          --            4,537
  Redemption of Preferred
    Stock                                (13)       (1,256)           --         160           --          --           (1,107)
  Conversion of Preferred
    to Common                             (9)         (917)           --         923           --          --           (2,996)
  Net Value change                        --            --            --          --           --       1,579            1,578
                                    --------        ------     ---------    --------    ---------    --------          -------
BALANCE AT DECEMBER 31, 1995              --            --             4      15,619       19,611         743           35,977
                                    ========        ======     =========    ========    =========    ========          =======
Net Income                                --            --            --          --        1,361          --            1,361
  Conversion of  Series B
     Preferred to Common                  --            --             1         714           --          --              715
  Stock Options Exercised                 --            --            --           4           --          --                4
  Net Value Change                        --            --            --          --           --         (46)             (46)
                                    --------        ------     ---------    --------    ---------    --------          -------
BALANCE AT MARCH 31, 1996           $     --        $   --     $       5    $ 16,337    $  20,972    $    697          $38,011
                                    ========        ======     =========    ========    =========    ========          =======


                                                                            PREFERRED                COMMON
                                                                            STOCK (A)               STOCK (B)
                                                                           -----------             ----------
                                                                                  (Number of Shares)
BALANCE AT JANUARY 1, 1995                                                   2,193,315              4,414,133
  Redemption of Preferred Stock                                             (1,270,339)                    --
  Conversion of Preferred to Common Stock                                     (922,976)               115,722
                                                                           -----------             ----------
BALANCE AT  DECEMBER 31, 1995                                                       --              4,529,855
  Conversion of Preferred B to Common Stock                                         --                127,679
  Exercise of Stock Options                                                         --                    600
                                                                           -----------             ----------
BALANCE AT MARCH 31, 1996                                                           --              4,658,134
                                                                           ===========             ==========
Book Value per Share at March 31,1996 (Full Dollars)                       $        --             $     8.16
                                                                           ===========             ==========

(A) Series A Convertible Preferred Stock with a par value of $0.01 per share, callable at $1.00 or convertible to 1/8 share of Common Stock.
(B) Common Stock with a par value of $0.001 per share, 100,000,000 shares authorized.
(C) Net unrealized holding gains (losses) on securities available for sale, net of tax effect.


See Notes to Consolidated Financial Statements.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                  ---------------------------------
                                                                                     1996                   1995
                                                                                  ----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                        $    1,361             $    1,352
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Depreciation and amortization                                                        269                    121
    Credit for deferred federal income taxes                                              48                    436
    Provision to allowance for possible loan losses                                       20                     30
    Net realized gains on securities available for sale                                   --                      1
    Direct write-downs of other real estate owned                                          3                     --
    Gain on sale of other real estate owned and other assets                              --                    (61)
    Extraordinary gain on prepayment of debt (gross)                                      --                   (224)
    Increase in accrued interest receivable and other assets                            (409)                   (77)
    Decrease in accrued interest payable and other liabilities                           (35)                  (508)
                                                                                  ----------             ----------
          Net cash provided by operating activities                                    1,257                  1,070

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in federal funds sold                                                   5,705                  3,820
  Net decrease (increase) in interest-bearing accounts                                     3                   (169)
  Net decrease (increase) in loans                                                     1,241                 (1,016)
  Purchases of securities available for sale                                         (17,385)                (2,595)
  Proceeds from sales of securities available for sale                                    --                    988
  Proceeds from maturities of securities available for sale                            2,034                  3,089
  Purchases of securities held to maturity                                            (5,125)                (2,944)
  Proceeds from maturities of securities held to maturity                              5,663                  5,077
  Capital expenditures                                                                  (240)                  (223)
  Proceeds from sale of other real estate owned                                           --                    126
                                                                                  ----------             ----------
          Net cash (used in) provided by investing activities                         (8,104)                 6,153

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits, NOW accounts,
       savings and money-market accounts                                               1,299                 (2,359)
  Net increase in certificates of deposit and time deposits                            3,825                  1,476
  Principal payments on other debt                                                        (3)                (2,370)
  Proceeds from exercise of common stock options                                           4                     --
  Redemption of Series A Convertible Preferred Stock                                      --                   (374)
                                                                                  ----------             ----------
          Net cash used in (provided by) financing activities                          5,125                 (3,627)

Net (decrease) increase in cash and due from banks                                    (1,722)                 3,596
Cash and due from banks at beginning of period                                        14,707                  9,794
                                                                                  ----------             ----------
Cash and due from banks at end of period                                          $   12,985             $   13,390
                                                                                  ==========             ==========
SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                                                   $    1,868             $    1,686
  Federal Income Taxes Paid                                                       $        0             $       55


See Notes to Consolidated Financial Statements.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Bancshares Corporation of Texas and its wholly- owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the parent company and all subsidiaries, and all significant intercompany balances and transactions have been eliminated. Certain items in prior year's financial statements have been reclassified in conformity with the current year's presentation. The consolidated financial statements are unaudited, but include all adjustments (consisting primarily of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results of the periods presented. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be reported for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995.


NOTE 2 - SUBSIDIARIES

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, NBT of Delaware, Inc. and the accounts of NBT of Delaware, Inc.'s wholly-owned subsidiaries NBC Bank - Eagle Pass, N.A., Eagle Pass, Texas; NBC Bank - Laredo, N.A., Laredo, Texas; and NBC Bank - Rockdale, Rockdale, Texas.


NOTE 3 - INVESTMENT SECURITIES

The following tables present the amortized cost and approximate fair value of the investment securities portfolio as of March 31, 1996 and December 31, 1995 (Dollars in thousands):


                                                                                      MARCH 31, 1996
                                                               -----------------------------------------------------------------
                                                                                 GROSS              GROSS
                                                               AMORTIZED       UNREALIZED         UNREALIZED         APPROXIMATE
                                                                 COST            GAINS              LOSSES           FAIR VALUE
                                                               ---------       ----------         ----------         -----------
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury Securities                                     $ 78,954          $   729            $  (197)         $   79,486
  U. S. Government agency and mortgage-backed securities            708               26                  --                734
  Equity securities including Federal Reserve Bank Stock          1,383              336                  --              1,719
                                                               --------          -------           --------          ----------
          Totals                                               $ 81,045          $ 1,091           $   (197)         $   81,939
                                                               ========          =======           ========          ==========
SECURITIES HELD TO MATURITY:
  U.S. Treasury Securities                                     $ 61,492          $   849           $    (53)         $   62,288
  U. S. Government agency and mortgage-backed securities          3,646                2                (10)              3,638
  States and municipal securities                                    20               --                  --                 20
  Foreign debt securities                                            37               --                 (6)                 31
                                                               --------          -------           --------          ----------
          Totals                                               $ 65,195          $   851           $    (69)         $   65,977
                                                               ========          =======           ========          ==========

                                                                                        DECEMBER 31, 1995
                                                                   ----------------------------------------------------------------
                                                                                      GROSS             GROSS
                                                                   AMORTIZED        UNREALIZED       UNREALIZED         APPROXIMATE
                                                                      COST            GAINS            LOSSES           FAIR VALUE
                                                                   ---------        ----------       ----------         -----------
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury Securities                                          $ 63,631          $1,094          $   (43)          $   64,682
  U. S. Government agency and mortgage-backed securities                 717              24                --                 741
  Equity securities including Federal Reserve Bank Stock               1,407              34                --               1,247
                                                                    --------          ------          -------           ----------
          Totals                                                    $ 65,755          $1,152          $   (43)          $   66,864
                                                                    ========          ======          =======           ==========
SECURITIES HELD TO MATURITY:
  U.S. Treasury Securities                                          $ 61,906          $1,310          $   (29)          $   63,187
  U. S. Government agency and mortgage-backed securities               3,812              22               (2)               3,832
  States and municipal securities                                         20              --               --                   20
  Foreign debt securities                                                 37               3               --                   40
                                                                    --------          ------          -------           ----------
          Totals                                                    $ 65,775          $1,335          $   (31)          $   67,079
                                                                    ========          ======          =======           ==========

Unrealized gains and losses on investment securities held at March 31, 1996 and December 31, 1995 have been judged to be temporary market fluctuations with no material financial impact on the Company.

The following table shows the maturity schedule of the Company's investment portfolio as of March 31, 1996 (Dollars in Thousands):

                                                             MARCH 31, 1996
                                ------------------------------------------------------------------------
                                      AVAILABLE FOR SALE                        HELD TO MATURITY
                                -------------------------------          -------------------------------
                                AMORTIZED           APPROXIMATE          AMORTIZED           APPROXIMATE
                                  COST              FAIR VALUE             COST              FAIR VALUE
                                ---------           -----------          ---------           -----------
Due in one year or less          $20,076            $   20,130            $14,069            $   14,105
Due in one year to five years     59,079                59,564             47,478                48,233
Due from five to ten years           336                   346                  2                     1
Due after ten years                1,554                 1,899              3,646                 3,638
                                 -------            ----------            -------            ----------
    Totals                       $81,045            $   81,939            $65,195            $   65,977
                                 =======            ==========            =======            ==========

The carrying value of investment securities pledged to secure public funds amounted to approximately $33,630,000 at March 31, 1996 and $33,406,000 at December 31, 1995.


NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

An analysis of the allowance for possible loan losses for the three months ended March 31, 1996 and 1995 is presented below:


                                                                          THREE MONTHS ENDED
                                                                  ---------------------------------
                                                                  MARCH 31, 1996     MARCH 31, 1995
                                                                  --------------     --------------
                                                                       (Dollars in Thousands)
Balance at beginning of period                                        $  1,906          $  2,495
  Provisions to allowance for possible loan losses                          20                30
  Losses charged to the allowance                                          (39)             (101)
  Recoveries credited to the allowance                                      74                99
                                                                      --------          --------
      Net recoveries (charge-offs)                                          35                (2)
                                                                      --------          --------
Balance at end of period                                              $  1,961          $  2,523
                                                                      ========          ========

NOTE 5 - LONG TERM NOTES PAYABLE

In May 1994 and July 1995, a subsidiary Bank borrowed $200,000 and $175,000, respectively, from the Federal Home Loan Bank of Dallas. The notes bear interest rates of 7.49% and 6.393%, respectively. The maturity dates of the notes are June 1999 and August 2015, respectively. Principal and interest payments are due monthly in the approximate amount of $2,900 per month in the aggregate with the remaining balances due at maturity. Both of these loans are secured by a certain block of fixed rate mortgage loans carried by the subsidiary Bank.



NOTE 6 - INCOME TAX EXPENSE

The provision for Federal income tax expense is less than that computed by applying the federal statutory rate of 34% as indicated in the following analysis:

                                                                    THREE MONTHS ENDED
                                                         ---------------------------------------
                                                         MARCH 31, 1996           MARCH 31, 1995
                                                         --------------           --------------
Tax based on statutory rate                                 $  463                    $  396
Decrease in deferred tax asset valuation allowance            (457)                     (420)
Alternative minimum tax                                         27                        28
Other, net                                                      20                        28
                                                            ------                    ------
Federal income tax expense                                  $   53                    $   32
                                                            ======                    ======

The Company had approximately $113 million in net operating loss carryforwards at March 31, 1996 which will be available to reduce tax liabilities through the year 2006. The net operating loss carryforwards, along with certain other items, create deferred tax assets. A valuation allowance has been created to reduce deferred tax assets to an amount more likely than not to be realized. During the three months ended March 31, 1996 and 1995, the valuation allowance has been reduced to adjust the recorded deferred tax asset to the realizable amount. Pursuant to Statement of Financial Accounting Standards No, 109, "Accounting for Income Taxes", reductions to the valuation allowance are recorded as decreases in current period income tax expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company's consolidated balance sheets and statements of income. This discussion should be read in conjunction with the Consolidated Financial Statements, accompanying notes, and selected financial data appearing elsewhere in this Report.


RESULTS OF OPERATIONS

         Net income for the three months ended March 31, 1996 was $1.4 million or $.29 per common share (4,713,739 weighted average shares), compared with $1.1 million or $.24 per common share (4,772,306 weighted average shares) for the three months ended March 31, 1995 before an extraordinary credit due to the prepayment of debt of $214,000, net of tax, or $.04 per common share. After the extraordinary credit, total net income for the three months ended March 31, 1995 was $1.4 million or $.28 per common share. The $228,000 or 20.1 percent increase in net income before the extraordinary credit for the three months ended March 31, 1996 over the prior year's same period was primarily attributable to a $140,000 or 5.0 percent increase in net interest income.
This improvement is primarily a result of the retirement of all of the Parent Company's debt totaling $4 million during 1995. The debt generated interest expense offsetting interest income in the amount of $69,000 for the three months ended March 31,1995. Non-interest income for the three months ended March 31, 1996 improved $137,000 over the same period of 1995 and non-interest expense for the three months ended increased by $38,000 over the like period of 1995.

         For the three months ended March 31, 1996, the Company's return on average assets was 2.00% compared to 1.82% for the three months ended March 31, 1995. The Company's return on average equity for the three months ended March 31, 1996 was 14.95% compared to 15.82% for the three months ended March 31, 1995. The decline in the return on average equity ratio is due to an increase in the capital of the Company. The ratio of average stockholders' equity to total average assets was 13.4% and 11.5% for the three months ended March 31, 1996 and 1995, respectively.


NET INTEREST INCOME

         Net interest income constitutes the principal source of income for the Banks and represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The increase of $140,000 or 5.0 percent in net interest income for the three months ended March 31, 1996 compared to the same period in 1995 was due primarily to an increase in the investment securities portfolio, the increase in average yield on loans and the liquidation of all of the Parent Company's debt. On an average basis, other debt at March 31, 1996 decreased 86.7 percent compared to the March 31, 1995. The net interest margin for the three months ended March 31,1996 was 4.74 percent compared to 4.71 percent as of March 31, 1995. The net interest margin is the net return on earning assets which is computed by dividing taxable equivalent net interest income by average total earning assets.

           The net interest spread decreased three basis points to 3.93 percent at March 31, 1996 from 3.96 percent at March 31, 1995. The decrease in the net interest spread is primarily due to a higher cost of funds in 1996.

                       INTEREST EARNED/INCURRED AND RATES
                             (Dollars in Thousands)


                                                               THREE MONTHS ENDED                     THREE MONTHS ENDED
                                                     --------------------------------------    -----------------------------------
                                                                 MARCH 31, 1996                         MARCH 31, 1995
                                                     --------------------------------------    -----------------------------------
                                                                    INTEREST                              INTEREST
                                                      AVERAGE       INCOME/       AVERAGE      AVERAGE    INCOME/        AVERAGE
                                                      BALANCE       EXPENSE      YIELD/RATE    BALANCE    EXPENSE       YIELD/RATE
                                                     ---------      --------     ----------   ---------   --------      ----------
INTEREST-EARNING ASSETS:

  Interest-bearing accounts                          $     194      $      3         5.31%    $     317      $      4      5.12%
  Federal funds sold                                    20,252           283         5.61%       15,611           232      6.03%
  Investment securities:
    US Treasuries                                      131,294         1,995         6.10%      128,083         1,868      5.91%
    US Government agencies                               4,443            77         6.96%        5,172            82      6.43%
    States and political subdivisions                       58             1         7.01%           77             1      5.27%
    Other                                                1,380            11         3.15%          520             6      4.68%
                                                     ---------      --------        -----     ---------      --------     -----
        Total investment securities                    137,175         2,084         6.10%      133,852         1,957      5.93%
  Loans, net of discounts (A)                           90,861         2,461        10.86%       91,343         2,363     10.49%
                                                     ---------      --------        -----     ---------      --------     -----
        Total interest-earning assets                  249,847         4,831         7.80%      241,123         4,556      7.66%

NON-INTEREST BEARING ASSETS:
  Cash and due from banks                               12,232                                   11,479
  Allowance for possible loan losses                    (1,936)                                  (2,498)
  Other assets                                          13,544                                   11,114
                                                     ---------                                ---------
        Total assets                                   272,322                                  261,218
                                                     =========                                =========

INTEREST-BEARING LIABILITIES:
  Interest bearing transaction accounts                 83,346           606         2.92%       85,843           619      2.92%
  Time deposits                                        113,025         1,284         4.56%      103,883         1,070      4.18%
  Long term debt                                           365             6         7.19%        2,742            69     10.21%
                                                     ---------      --------        -----     ---------      --------     -----
        Total interest-bearing liabilities             196,736         1,896         3.87%      192,468         1,758      3.70%

NON-INTEREST BEARING LIABILITIES:
  Demand deposits                                       37,663                                   37,226
  Other liabilities                                      1,185                                      784
                                                     ---------                                ---------
      Total liabilities                                235,584                                  230,478
  Redeemable preferred stock                               214                                      715
STOCKHOLDERS' EQUITY (F)                                36,524                                   30,025
                                                     ---------                                ---------
      Total liabilities and stockholders'
        equity                                       $ 272,322                                $ 261,218
                                                     =========                                =========

Taxable-equivalent net interest income                              $  2,935                                 $  2,798
Less:  taxable-equivalent adjustment                                       5                                        8
                                                                    --------                                 --------
Net interest income                                                 $  2,930                                 $  2,790
                                                                    ========                                 ========
Net interest spread (B)                                                              3.93%                                 3.96%
                                                                                    =====                                 =====
Net interest margin (C)                                                              4.74%                                 4.71%
                                                                                    =====                                 =====
SELECTED OPERATING RATIOS:
  Return on average assets (D)                                                       2.00%                                 1.82%
                                                                                    =====                                 =====
  Return on average equity (E)                                                      14.95%                                15.82%
                                                                                    =====                                 =====

______________________

(A) Non-accrual loans are included in the average balances used in calculating this table.
(B) The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(C) The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.
(D) The return on assets ratio was computed by dividing net income by average total assets.
(E) The return on equity ratio was computed by dividing net income by average total stockholders' equity.
(F) The average balance has been adjusted to exclude the effect of the unrealized gain or loss on securities available for sale.

    The following table analyzes the increase in taxable-equivalent net interest income stemming from changes in interest rates and from asset and liability volume, including mix, for the three months ended March 31, 1996 and 1995. Non-accruing loans have been included in assets for calculating this table, thereby reducing the yield on loans. The changes in interest due to both rate and volume in the table below have been allocated to volume or rate change on a pro-rata basis.

         ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME


                                                             March 31, 1996 vs. March 31, 1995
                                                     ------------------------------------------------
                                                                             Due to Changes in
                                                      Increase         ------------------------------
                                                     (Decrease)           Rates            Volume
                                                     -----------       -----------      -------------
                                                                  (Dollars in Thousands)
TAXABLE-EQUIVALENT INTEREST INCOME:

    Interest-bearing accounts                        $        (1)     $          0     $           (1)
    Federal funds sold                                        51               (21)                72
    Investment securities                                    128                67                 61
    Loans, net of discounts                                   98               111                (13)
                                                     -----------       -----------      -------------
        Total taxable-equivalent interest income             276               157                119

INTEREST EXPENSE:
    Interest-bearing deposits                                201               115                 86
    Other debt                                               (62)               (3)               (59)
                                                     -----------       -----------      -------------
        Total interest expense                               139               112                 27
                                                     -----------       -----------      -------------
TAXABLE-EQUIVALENT NET INTEREST INCOME               $       137       $        45      $          92
                                                     ===========       ===========      =============



    Taxable-equivalent net interest income for the three months ended March 31, 1996 increased $137,000 or 5 percent over the same period in 1995. The increase is reflected in the increase in the market rates of earning assets and the increase in the volume of earning assets.

INTEREST RATE SENSITIVITY

    Management seeks to maintain consistent growth of net interest income through periods of changing interest rates by avoiding fluctuating net interest margins. Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to repricing characteristics of interest earning assets and liabilities.

    The following table indicates the Company's interest rate sensitivity position at March 31, 1996:

                 INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES
                             (Dollars in thousands)

                                                                                                NON-RATE
                                                           RATE SENSITIVE                       SENSITIVE
                                       -----------------------------------------------------    ----------
                                        IMMEDIATELY      WITHIN        WITHIN                      OVER
                                         0-30 DAYS       90 DAYS      ONE YEAR       TOTAL       ONE YEAR       TOTAL
                                       ------------     ---------     ---------    ---------    ----------    ---------
Earning Assets:
    Loans, net of discounts            $     39,458     $   3,286     $  20,307    $  63,051    $   27,320    $  90,371
    Investment securities                     3,004         8,003        23,138       34,145       112,095       46,240
    Federal funds sold                       14,140            --            --       14,140            --       14,140
    Interest-bearing accounts                   190            --            --          190            --          190
                                       ------------     ---------     ---------    ---------    ----------    ---------
          Total earning assets               56,792        11,289        43,445      111,526       139,415      250,941
                                       ============     =========     =========    =========    ==========    =========
Interest-bearing liabilities:
    Interest-bearing transaction,
      savings and money market               85,135            --            --       85,135            --       85,135
    Certificates and time deposits           25,883        34,282        50,378      110,543         4,023      114,566
    Long term debt                                1             1             1            3           360          363
                                       ------------     ---------     ---------    ---------    ----------    ---------
          Total interest-bearing
             liabilities               $    111,019     $  34,283     $  50,379      195,681    $    4,383    $ 200,064
                                       ============     =========     =========    =========    ==========    =========
Interest sensitivity gap               $    (54,227)    $ (22,994)    $  (6,934)   $ (84,155)
                                       ============     =========     =========    =========
Cumulative gap                         $    (54,227)    $ (77,221)    $ (84,155)   $ (84,155)
                                       ============     =========     =========    =========
Ratio of earning assets to
    interest-bearing liabilities               51.2%         32.9%         86.2%        57.0%

    The interest rate sensitivity table reflects a cumulative liability sensitive position during the one year period shown. Generally, this indicates that the liabilities reprice more quickly than the assets in a given period, and that a decline in market rates will benefit net interest income. An increase in market rates would have the opposite effect.

NON-INTEREST INCOME

    The major components of non-interest income are service charges and fees earned on deposit accounts. The following table summarizes changes in non-interest income for the three months ended March 31, 1996 and 1995:

                              NON-INTEREST INCOME
                             (Dollars in thousands)

                                                         THREE MONTHS ENDED                           1996/1995
                                                 ----------------------------------           ---------------------------
                                                  MARCH 31, 1996     MARCH 31, 1995           $ CHANGE           % CHANGE
                                                 ---------------    ---------------           --------           --------
Service charges and fees                         $           595    $           530           $     65              12.3%
Net realized losses on sales of securities                     0                 (1)                 1             100.0%
Net gains on sales of other real estate owned                  0                 61                (61)           -100.0%
Miscellaneous income                                         144                 12                132            1096.6%
                                                 ---------------    ---------------           --------            ------
Total non-interest income                        $           739    $           602           $    137              22.7%
                                                 ===============    ===============           ========            ======


    The $137,000 or 22.7 percent increase in non-interest income for the three months ended March 31, 1996 is due primarily to miscellaneous income received by the Banks for the recovery of some stock that was written off in previous years.

NON-INTEREST EXPENSE

    Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense. The following table summarizes the changes in non-interest expense for the three months ended March 31, 1996 and 1995:

                              NON-INTEREST EXPENSE
                             (Dollars in thousands)

                                           THREE MONTHS ENDED                  1996/1995
                                    --------------------------------    ------------------------
                                    MARCH 31, 1996    MARCH 31, 1995    $  CHANGE       % CHANGE
                                    --------------    --------------    ---------       --------
Salaries and employee benefits      $        1,153    $        1,080    $      73           6.7%
Occupancy and equipment expenses               355               285           70          24.6%
Data processing fees                            93               177          (84)        -47.5%
FDIC insurance                                   2               124         (123)        -98.8%
Insurance                                       28                25            3          10.9%
Office supplies                                 90                67           23          34.5%
Postage & Courier                               94                76           18          23.4%
Professional fees                              167               200          (33)        -16.7%
Miscellaneous other expenses                   253               163           92          57.0%
                                    --------------    --------------    ---------         -----
Total non-interest expense          $        2,235    $        2,197    $      39           1.8%
                                    ==============    ==============    =========         =====



    Total non-interest expense for the three months ended March 31, 1996 increased $39,000 or 1.8 percent over 1995. However, as a percentage of average assets, non-interest expense declined slightly from 3.36 percent in 1995 to 3.27 percent in 1996. Salaries and benefits rose $73,000 or 6.7 percent in 1996 due to the addition of personnel for the new San Antonio data center and the Eagle Pass branch established in the last quarter of 1995. The $70,000 or 24.6 percent increase in occupancy and equipment expenses is due to the completion of a $1.2 million branch facility in Eagle Pass, Texas and the addition of $1 million in new data and item processing equipment purchased throughout the year. The decline in FDIC insurance premiums of $123,000 or 98.8 percent occurred as a result of a reduction in the rates previously being charged by the FDIC. Data processing fees also declined $84,000 or 47.5% due to two of the Bank's changing from an outside data processor to the in-house system. Some of the increase shown in occupancy and equipment and salaries and benefits offset this decline.

INCOME TAXES

    The Company recognized income tax expense of $53,000 for the three months ended March 31, 1996 compared to $32,000 for the three months ended March 31, 1995. At March 31, 1996, the Company had approximately $113 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years. If unused, approximately $109 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.


LOANS

    The following table presents the composition of the Company's loan portfolio by type of loan:

                                 LOAN PORTFOLIO
                             (Dollars in thousands)

                                                              % OF                                % OF
                                          MARCH 31, 1996      TOTAL      DECEMBER 31, 1995        TOTAL
                                          --------------      -----      -----------------        -----
Commercial                                  $   12,563         13.9%        $   13,643             14.9%
Real estate construction                        13,035         14.4%            11,868             13.0%
Real estate mortgage                            50,589         56.0%            51,664             56.4%
Consumer installment loans,
  net of unearned discount                      14,184         15.7%            14,413             15.7%
                                            ----------        -----         ----------            -----
    Total loans                             $   90,371        100.0%        $   91,588            100.0%
                                            ==========        =====         ==========            =====




ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is established through charges to operations in the form of a provision for loan losses. Loans, or portions thereof, which are considered to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The allowance represents the amount, which in the judgment of each subsidiary Bank's management, will be adequate to absorb possible losses. The adequacy of the allowance is determined by management's continuous evaluation of the loan portfolio and by the employment of third party loan review consultants. Industry concentrations, specific credit risks, past loan loss experience, delinquency ratios, current loan portfolio quality and projected economic conditions in the Bank's market areas are pertinent factors in determining the adequacy of the allowance for loan losses. Loans identified as losses by management, external loan review or bank examiners are charged-off.

    The Company recorded net recoveries of $35,000 for the three months ended March 31, 1996 compared to net charge-offs of $2,000 for the three months ended March 31, 1995.

    The following table summarizes, for the periods presented, the activity in the allowance for loan losses arising from provisions credited to operations, loans charged off and recoveries of loans previously charged off.



                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

                                                    Three Months ended March 31,
                                                    ---------------------------
                                                      1996              1995
                                                    --------          ---------
Average loans outstanding                           $ 90,861          $  91,343

Balance of allowance for loan losses
  at beginning of year                              $  1,906          $   2,495
Provision for loan losses                                 20                 30
Charge-Offs:
    Commercial                                             2                 34
    Real estate construction                              --                 --
    Real estate mortgage                                  --                 --
    Consumer installment                                  37                 67
                                                    --------          ---------
         Total charge-offs                                39                101
                                                    --------          ---------
Recoveries:
    Commercial                                            12                  7
    Real estate construction                              --                 --
    Real estate mortgage                                  15                 29
    Consumer installment                                  47                 63
                                                    --------          ---------
         Total recoveries                                 74                 99
                                                    --------          ---------
         Net charge-offs (recoveries)                    (35)                 2
                                                    --------          ---------
Balance of allowance for loan losses
  at end of period                                  $  1,961          $   2,523
                                                    ========          =========
Net charge-offs (recoveries) as a
  percentage of average loans outstanding              -0.04%              0.00%
                                                    ========          =========
Allowance for loan losses as a
  percentage of:
    Total loans, net of unearned discount               2.17%              2.76%
                                                    ========          =========
    Non-performing assets                              86.92%            122.18%
                                                    ========          =========



NON-PERFORMING ASSETS

    Non-performing assets consist of non-accrual loans and foreclosed real estate. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is ninety days or more past due. All installment loans past due ninety days or more are placed on non-accrual unless the loan is well secured or in the process of collection. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.

    Foreclosed real estate consists of property which has been acquired through foreclosure. At the time of foreclosure, the property is recorded at the lower of the estimated fair value less selling expenses or the loan balance with any write down charged to the allowance for loan losses. Any future write downs on the property are charged to operations.

    The following table discloses non-performing assets and loans ninety days past due and still accruing interest as of March 31, 1996 and December 31, 1995: (Dollars in Thousands)

                                                                         MARCH 31,            DECEMBER 31,
NON-PERFORMING ASSETS:                                                     1996                   1995
- ----------------------                                                   --------             ------------
Non-accrual loans                                                         $1,361                  $1,177
Foreclosed real estate                                                       895                     888
                                                                          ------                  ------
Total non-performing assets                                               $2,256                  $2,065
                                                                          ======                 =======
NON-PERFORMING ASSETS AS A PERCENTAGE OF:
      Total assets                                                          0.82%                   0.76%
      Total loans plus foreclosed real estate                               2.47%                   2.23%

Accruing loans past due 90 days or more                                    $  82                  $  383


    Independent third party loan reviews of the subsidiary Banks are performed on an annual basis. The loans are also reviewed by banking regulators on an eighteen month basis. On a monthly basis, the Board of Directors' Loan Committee of each Bank reviews new loans, renewals and delinquencies. Management of each Bank monitors on a continuing basis those loans which it feels should be followed closely. The Banks are required by regulation to have foreclosed real estate appraised periodically.


LIQUIDITY

    Liquidity is the ability to have funds available at all times to meet the commitments of the Company. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and short-term investments in time deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the Company's trade area. The Banks have not and do not solicit brokered deposits as a funding source.

    At March 31, 1996, the Company's liquid assets amounted to $109 million or 40 percent of total gross assets, up from 30 percent at March 31, 1995. Secondary sources of liquidity include the Banks' ability to sell loan participations and purchase federal funds.

    The Parent Company liquidated all of its outstanding debt during 1995 totaling approximately $4 million. On a consolidated basis, the only debt remaining is $363,000 relating to a subsidiary Bank's long-term borrowings secured by certain fixed rate mortgage loans carried by the Bank. The borrowings mature in 1999 and 2015.

    The Company's principal source of funds consists of dividends received from the Banks, which derive their funds from deposits, interest and principal payments on loans and investment securities, sales of investment securities and borrowings.

CAPITAL RESOURCES

     Total stockholders' equity increased $7.0 million to $38.0 million at March 31, 1996 from $31.0 million at March 31, 1995. During 1995, all of the Company's Series A Preferred Stock was either redeemed or converted into Common
Stock of the Company.   Also, in February 1996, the Series B Preferred Stock
was converted into Common Stock at the ratio of 5.59998 shares for each share of Common Stock. The ratio of total stockholders' equity to total assets was
13.7 percent at March 31, 1996 compared with 11.8 percent at March 31, 1995.

    The Company and subsidiary Banks are subject to minimum capital ratios mandated by their respective banking industry regulators. The table below illustrates the Company and subsidiary Bank's compliance with the risk-based capital guidelines of the Federal Reserve Bank (FRB) and the Office of the Comptroller of the Currency (OCC). These guidelines are designed to measure Tier 1 and total capital while taking into consideration the risk inherent in both on and off balance sheet items. Off balance sheet items at March 31, 1996 include unfunded loan commitments and letters of credit. Currently under the regulatory guidelines, the net unrealized gain or loss on securities available for sale is not included in the calculation of risk based capital and the leverage ratio. The leverage ratio is Tier 1 capital divided by average total assets. A leverage ratio of 3.0 percent is the minimum requirement for only the most highly rated banking organizations and all other institutions are required to maintain a leverage ratio of 3 to 5 percent.

    Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock. Tier 2 capital includes perpetual preferred stock (to the extent ineligible for Tier 1), limited amounts of subordinated debt,
and a portion of the allowance for loan losses.   Total capital is Tier 1
capital plus Tier 2 capital. The ratios are calculated by dividing the qualifying capital by the risk-weighted assets.

    The table below illustrates the Company and its subsidiary Bank's compliance with the risk-based capital guidelines as of March 31, 1996:


                                                                  NBC BANK -          NBC BANK -         NBC BANK -
                                           CONSOLIDATED        EAGLE PASS, N.A.      LAREDO, N.A.         ROCKDALE
                                           ------------        ----------------      ------------        ----------
                                                                   (Dollars in thousands)
Total average assets                        $ 272,322             $ 155,851           $ 59,528           $ 53,267
Risk weighted assets                        $  96,290             $  46,159           $ 36,474           $ 15,977

Tier 1 capital                              $  37,314             $  16,085           $  7,045           $  6,798
Total Tier 2 capital                        $  38,519             $  16,668           $  7,502           $  7,000

Leverage ratio                                  13.70%                10.32%             11.84%             12.76%
Risk based capital ratios:
    Tier 1                                      38.75%                34.85%             19.32%             42.55%
    Tier 1 capital minimum requirement           4.00%                 4.00%              4.00%              4.00%

    Total capital                               40.01%                36.11%             20.57%             43.81%
    Total capital minimum requirement            8.00%                 8.00%              8.00%              8.00%

PART II - OTHER INFORMATION:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits are included as part of this report:

    *2.1 Third Amended Joint Plan of Reorganization, as approved U.S. Bankruptcy Court, effective May 26, 1992

    *3.1 Restated Articles of Incorporation and Statement of Relative Rights and Preferences of Preferred Stock, filed December 29, 1994

    *3.2   Bylaws of the Company

    11.1   Statement Regarding computation of Earnings Per Share

    27     Financial Data Schedule

*Previously filed with the Company's Form 10-SB.

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NATIONAL BANCSHARES CORPORATION OF TEXAS



Date:  May 10, 1996                     By: /s/  ANNE RENFROE
                                            ------------------------------------
                                            Anne Renfroe, Chief Accounting
                                            Officer and Principal Financial
                                            Officer

                               INDEX TO EXHIBITS

                                                               Sequentially
Exhibit                                                          Numbered
Number                     Description                            Page
- -------                    -----------                         ------------
 *2.1         Third Amended Joint Plan of Reorganization,
              as approved U.S. Bankruptcy Court, effective
              May 26, 1992

 *3.1 Restated Articles of Incorporation and Statement of Relative Rights and Preferences of Preferred
              Stock, filed December 29, 1994

 *3.2         Bylaws of the Company

 11.1         Statement regarding computation of Earnings Per
              Share

 27           Financial Data Schedule


- ------
*Previously filed with the Company's Form 10-SB.