Form 10QSB
period 1996-06-30
NATIONAL BANCSHARES CORP OF TEXAS
filed 1996-08-09
CIK 69834

===============================================================================

===============================================================================

              U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                              -----------------

                                 FORM 10-QSB

    [] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No____

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes |X| No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,658,734 shares of Common Stock, $.001 par value, as of August 6, 1996.

   Transitional Small Business Disclosure Format (check one): Yes___ No |X|

===============================================================================

===============================================================================

Part I.  Financial Information
Item 1.  Financial Statements

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                JUNE 30,   DECEMBER 31,
                                                   1996       1995
                                                ---------- ----------
ASSETS:
Cash and due from banks                         $  16,377  $  14,707
Interest-bearing accounts                             131        193
Federal funds sold                                 10,440     19,845
Investment securities available for sale           84,282     66,864
Investment securities held to maturity             65,754     65,775
Loans, net of discounts                            92,547     91,588
Allowance for possible loan losses                (2,020)    (1,906)
Bank premises and equipment, net                    6,611      6,569
Other  assets                                       7,087      6,457
                                                ---------- ----------
      Total Assets                              $ 281,209  $ 270,092
                                                ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
  Demand deposits, non-interest bearing         $  38,393  $  37,706
  Interest-bearing transaction accounts (NOW)      31,103     31,379
  Savings and money market accounts                53,873     52,111
  Certificates and time deposits under $100,000    74,750     72,481
  Certificates and time deposits $100,000
    and over                                       42,641     38,260
                                                ---------- ----------
      Total Deposits                              240,760    231,937
                                                ---------- ----------
Accrued interest, taxes and other liabilities       1,220      1,097
Short term notes payable                              140         --
Long term notes payable                               361        366
                                                ---------- ----------
       Total Liabilities                          242,481    233,400
                                                ---------- ----------
Series B Redeemable preferred stock (A)                --        715
                                                ---------- ----------
Stockholders' Equity:
  Common Stock, $.001 par value, 100,000,000
  shares authorized, issued and outstanding:
  4,658,734 at June 30, 1996 and 4,529,855
  at December 31, 1995                                  5          4
 Surplus - common stock                            16,341     15,619
 Retained earnings                                 22,224     19,611
 Unrealized gain on securities available
 for sale, net of tax                                 158        743
                                                ---------- ----------
   Total Stockholders' Equity                      38,728     35,977
                                                ---------- ----------

   Total Liabilities and Stockholders' Equity   $ 281,209  $ 270,092
                                                ========== ==========


(A) Series B Redeemable Preferred Stock with a par value of $0.01 per share, redeemable at $1 per share on December 31, 1996 if not converted at the rate of 5.59998 shares for each share of common Stock on or before that date. None outstanding at June 30, 1996 and 715,000 shares outstanding at December 31, 1995.






               See Notes to Consolidated Financial Statements.

     NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, except per share amounts)
                                  (Unaudited)

                                        THREE MONTHS       SIX MONTHS
                                           ENDED              ENDED
                                       ---------------   ----------------
                                        JUNE    JUNE      JUNE     JUNE
                                         30,     30,       30,      30,
                                        1996    1995      1996     1995
                                      ------- -------   -------  -------
INTEREST INCOME:
  Interest and Fees on Loans          $ 2,503 $ 2,438   $ 4,959  $ 4,792
  Interest on Investment Securities     2,311   1,963     4,396    3,921
  Interest on Federal Funds Sold          185     270       468      501
  Interest on Deposits in Banks             3       9         5       13
                                      ------- -------   -------  -------
      TOTAL INTEREST INCOME             5,002   4,680     9,828    9,227


INTEREST EXPENSE:
  Interest on Deposits                  1,920   1,788     3,809    3,476
  Interest on Debt                          7      36        14      105
                                      ------- -------   -------  -------
      TOTAL INTEREST EXPENSE            1,927   1,824     3,823    3,581

NET INTEREST INCOME                     3,075   2,856     6,005    5,646
  Less:  Provision (Credit) for
         Possible Loan Losses              10    (240)       30     (210)
                                      ------- -------   -------  -------
NET INTEREST INCOME AFTER
PROVISION (CREDIT) FOR
   POSSIBLE LOAN LOSSES                 3,065   3,096     5,975    5,856

NON-INTEREST INCOME:
  Service Charges and Fees                561     525     1,156    1,040
  Net realized Losses on Sales
    of Securities                          (1)     --        (1)      (1)
  Net Gains on Sales of Other
    Real Estate and Assets                 16      13        15       73
  Miscellaneous Income                     25      29       170       58
                                      ------- -------   -------  -------
      TOTAL NON-INTEREST INCOME           601     567     1,340    1,170

NON-INTEREST EXPENSE:
  Salaries and Employee Benefits        1,147   1,067     2,299    2,147
  Occupancy and Equipment Expenses        385     319       740      605
  Other Expenses                          849     915     1,577    1,747
                                      ------- -------   -------  -------
      TOTAL NON-INTEREST EXPENSE        2,381   2,301     4,616    4,499

INCOME BEFORE FEDERAL INCOME
TAXES AND EXTRAORDINARY ITEM            1,285   1,362     2,699    2,527
Federal Income Tax Expense                 33      28        86       60
                                      ------- -------   -------  -------
INCOME BEFORE EXTRAORDINARY ITEM        1,252   1,334     2,613    2,467
  Gain Realized on Prepayment of
  Debt, net of tax                         --      --        --      219
                                      ------- -------   -------  -------
NET INCOME                            $ 1,252 $ 1,334   $ 2,613  $ 2,686
                                      ======= =======   =======  =======

INCOME PER COMMON AND
 COMMON-EQUIVALENT SHARE:
  Before Extraordinary Item           $  0.27 $  0.28   $  0.55  $  0.52
  Extraordinary Item                       --      --        --     0.04
                                      ------- -------   -------  -------
NET INCOME PER SHARE                  $  0.27 $  0.28   $  0.55  $  0.56
                                      ======= =======   =======  =======

Weighted Average Number of
  Common and Common-
  Equivalent Shares Outstanding     4,718,145 4,771,392 4,713,790 4,773,338




See Notes to Consolidated Financial Statements.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                                                      Unrealized
                                   Preferred Stock (A)         Common Stock (B)         Retained      Gain(Loss)
                                  Par Value      Surplus     Par Value     Surplus      Earnings    Securities(C)     Total
                                -------------  ----------- ------------- ----------- ------------  -------------  ------------
Balance at January 1, 1995       $        22    $   2,171   $         4   $ 14,537    $   13,487    $      (835)    $   29,386
  Net Income                              --           --            --         --         6,124             --          6,124
  Redemption of Preferred
    Stock                                (13)      (1,257)           --        159            --             --         (1,111)
  Conversion of Preferred
    to Common Stock                       (9)        (914)           --        923            --             --             --
  Net Value Change                        --           --            --         --            --          1,578          1,578
                                -------------  ----------- ------------- ----------- ------------  --------------  ------------
Balance at December 31, 1995              --           --             4     15,619        19,611            743         35,977
                                =============  =========== ============= =========== ============  ==============  ============
  Net Income                              --           --            --         --         2,613             --          2,613
  Conversion of  Series B
     Preferred to Common Stock            --           --             1        714            --             --            715
  Stock Options Exercised                 --           --            --          8            --             --              8
  Net Value Change                        --           --            --         --            --           (585)          (585)
                                -------------  ----------- ------------- ----------- ------------------------------------------
Balance at June 30, 1996         $        --   $       --  $          5  $  16,341   $    22,224    $       158     $   38,728
                                =============  =========== ============= =========== ============  ==============  ============




                                                                                        Preferred               Common
                                                                                        Stock (A)              Stock (B)
                                                                                  ---------------------    -----------------
                                                                                             (Number of Shares)

Balance at January 1, 1995                                                             2,193,315             4,414,133
  Redemption of Preferred Stock                                                       (1,270,339)                   --

  Conversion of Preferred to Common Stock                                               (922,976)              115,722
                                                                             ---------------------    -----------------
Balance at  December 31, 1995                                                                --              4,529,855
  Conversion of Preferred B to Common Stock                                                  --                127,679
  Exercise of Stock Options                                                                  --                  1,200
                                                                             ---------------------    -----------------
Balance at June 30, 1996                                                                     --              4,658,734
                                                                             =====================    =================


Book Value per Share at June 30,1996 (Full Dollars)                           $              --        $          8.31
                                                                             =====================    =================




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










                See Notes to Consolidated Financial Statements.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                         --------------------------------------------
                                                                                  1996                    1995
                                                                         ---------------------   ---------------------
Cash Flows from Operating Activities:

Net Income                                                                $            2,613      $             2,686

Adjustments to reconcile net income to net cash provided by
 operating activities:
    Depreciation and amortization                                                         511                     278
    Credit for deferred federal income taxes                                               17                     653
    Provision (credit) to allowance for possible loan losses                               30                   (210)
    Net realized losses (gains) on securities available for sale                            1                       1
    Direct write-downs of other real estate owned                                           3                      --
    Gain on sale of other real estate owned and other assets                              (15)                    (73)
    Extraordinary gain on prepayment of debt (gross)                                       --                    (224)
    Increase in accrued interest receivable and other assets                             (174)                   (149)
    Increase (decrease) in accrued interest payable and other
        liabilities                                                                       124                    (352)
                                                                         ---------------------   ---------------------
          Net cash provided by operating activities                                     3,110                   2,610
Cash Flows from Investing Activities:
  Net decrease in federal funds sold                                                    9,405                   4,985
  Net decrease (increase) in interest-bearing accounts                                     62                    (268)
  Net increase in loans                                                                  (934)                 (1,219)
  Purchases of securities available for sale                                          (28,709)                 (6,816)
  Proceeds from sales of securities available for sale                                  4,045                   1,985
  Proceeds from maturities of securities available for sale                             6,078                   6,654
  Purchases of securities held to maturity                                            (12,875)                 (6,742)
  Proceeds from maturities of securities held to maturity                              12,841                   8,946
  Capital expenditures                                                                   (389)                   (663)
  Proceeds from sale of other real estate owned                                            71                     170
                                                                         ---------------------   ---------------------
          Net cash (used in) provided by investing activities                         (10,405)                  7,032
Cash Flows from Financing Activities:
  Net increase (decrease) in demand deposits, NOW accounts,
       savings and money market accounts                                                2,172                  (5,495)
  Net increase in certificates of deposit and time deposits                             6,650                   2,845
  Proceeds from advances on short term debt                                               140                      --
  Principal payments on other debt                                                         (5)                 (2,370)
  Proceeds from exercise of common stock options                                            8                      --
  Redemption of Series A Convertible Preferred Stock                                       --                    (378)
                                                                         ---------------------   ---------------------
          Net cash used in (provided by) financing activities                           8,965                  (5,398)

Net increase in cash and due from banks                                                 1,670                   4,244
Cash and due from banks at beginning of period                                         14,707                   9,794
                                                                         ---------------------   ---------------------
Cash and due from banks at end of period                                  $            16,377     $            14,038
                                                                         =====================   =====================

Schedule of Supplemental Cash Flow Information:
  Interest Paid                                                           $             3,793     $             3,451
  Federal Income Taxes Paid                                               $                58     $               108

See Notes to Consolidated Financial Statements.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of National Bancshares Corporation of Texas and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the parent company and all subsidiaries, and all significant intercompany balances and transactions have been eliminated. Certain items in prior year's financial statements have been reclassified in conformity with the current year's presentation. The consolidated financial statements are unaudited, but include all adjustments (consisting primarily of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results of the periods presented. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be reported for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995.


Note 2 - Subsidiaries

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, NBT of Delaware, Inc. and the accounts of NBT of Delaware, Inc.'s wholly-owned subsidiaries NBC Bank - Eagle Pass, N.A., Eagle Pass, Texas; NBC Bank - Laredo, N.A., Laredo, Texas; and NBC Bank - Rockdale, Rockdale, Texas.


Note 3 - Investment Securities

The following tables present the amortized cost and approximate fair value of the investment securities portfolio as of June 30, 1996 and December 31, 1995:

                                                                                      June 30, 1996
                                                              --------------------------------------------------------------
                                                                                 Gross          Gross
                                                                Amortized     Unrealized      Unrealized      Approximate
                                                                   Cost          Gains          Losses        Fair Value
                                                              ----------------------------- -------------- -----------------
                                                                                (Dollars in Thousands)

Available-For-Sale Securities:
  U.S. Treasury Securities                                           80,756            315          (672)            80,399
  U. S. Government agency and mortgage-backed securities                691             19             --               710
  Equity securities including Federal Reserve Bank Stock              2,784            389             --             3,173
                                                              ----------------------------- -------------- -----------------
          Totals                                                     84,231            723          (672)            84,282
                                                              ============================= ============== =================

Held-to-Maturity Securities:
  U.S. Treasury Securities                                           62,207            352          (324)            62,235
  U. S. Government agency and mortgage-backed securities              3,464              3           (10)             3,457
  States and political subdivision - tax exempt                          20             --             --                20
  Foreign debt securities                                                63             --            (7)                56
                                                              ----------------------------- -------------- -----------------
          Totals                                                     65,754            355          (341)            65,768
                                                              ============================= ============== =================





                                                                                  December 31, 1995
                                                             ------------------------------------------------------------
                                                                                 Gross           Gross
                                                                Amortized      Unrealized     Unrealized      Approximate
                                                                  Cost           Gains          Losses         Fair Value
                                                             --------------- -------------- ----------------  ---------------
                                                                                (Dollars in Thousands)
Securities Available For Sale:
  U.S. Treasury Securities                                    $     63,631    $       1,094  $          (43)   $       64,682
  U. S. Government agency and mortgage-backed securities               717               24              --               741
  Equity securities including Federal Reserve Bank Stock             1,407               34              --             1,441
                                                             --------------- -------------- -----------------  --------------
          Totals                                              $     65,755    $       1,152  $          (43)   $       66,864
                                                             =============== ============== =================  ==============

Securities Held To Maturity:
  U.S. Treasury Securities                                    $     61,906    $       1,310  $          (29)   $       63,187
  U. S. Government agency and mortgage-backed securities             3,812               22              (2)            3,832
  States and municipal securities                                       20               --              --                20
  Foreign debt securities                                               37                3              --                40
                                                             --------------- -------------- -----------------  --------------
    Totals                                                    $     65,775    $       1,335  $          (31)   $       67,079
                                                             =============== ============== =================  ==============

Unrealized gains and losses on investment securities held at June 30, 1996 and December 31, 1995 have been judged to be temporary market fluctuations with no material financial impact on the Company.

The following table shows the maturity schedule of the Company's investment portfolio as of June 30, 1996:

                                                                                June 30, 1996
                                                   ------------------------------------------------------------------------
                                                           Available For Sale                    Held To Maturity
                                                   ----------------------------------   -----------------------------------
                                                     Amortized         Approximate         Amortized         Approximate
                                                        Cost           Fair Value             Cost           Fair Value
                                                   --------------   -----------------   ----------------  -----------------
                                                                          (Dollars in Thousands)
Due in one year or less                             $     18,566     $        18,590   $         10,081   $         10,088
Due in one year to five years                             62,725              62,355             52,182             52,201
Due from five to ten years                                    --                  --                 27                 22
Due after ten years                                        2,940               3,337              3,464              3,457
                                                   --------------   -----------------   ----------------  -----------------
    Totals                                          $     84,231     $        84,282   $         65,754   $         65,768
                                                   ==============   =================   ================  =================

The carrying value of investment securities pledged to secure public funds amounted to approximately $36,336,000 at June 30, 1996 and $33,406,000 at December 31, 1995.

Note 4 - Allowance for Possible Loan Losses

An analysis of the allowance for possible loan losses for the six months ended June 30, 1996 and 1995 is presented below:


                                                                                     Six Months Ended
                                                                         -----------------------------------------
                                                                            June 30, 1996        June 30, 1995
                                                                      --------------------------------------------
                                                                                  (Dollars in Thousands)
Balance at beginning of period                                            $           1,906    $           2,495
  Provisions (Credits) to allowance for possible loan losses                             30                 (210)
  Losses charged to the allowance                                                       (76)                (175)
  Recoveries credited to the allowance                                                  160                  205
                                                                         -------------------  --------------------
      Net recoveries (charge-offs)                                                       84                   30
                                                                         -------------------  --------------------
Balance at end of period                                                  $           2,020    $           2,315
                                                                         ===================  ====================

Note 5 - Debt

The Company has received advances on a margin account secured by fifty percent of the market value of certain equity securities. Interest is computed based on the prevailing market rate. The maximum balance outstanding during 1996 was $279,948, with the balance at June 30, 1996 of $139,928. The maximum credit available at June 30, 1996 was $1,384,000.

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


Note 6 - Income Tax Expense

The provision for Federal income tax expense is less than that computed by applying the federal statutory rate of 34% as indicated in the following analysis:

                                                                                         Six Months Ended
                                                                             -----------------------------------------
                                                                                June 30, 1996        June 30, 1995
                                                                             -------------------- --------------------
                                                                                     (Dollars in thousands)
Tax based on statutory rate                                                   $             918    $             859
Decrease in deferred tax asset valuation allowance                                         (929)                (900)
Alternative minimum tax                                                                      54                   59
Other, net                                                                                   43                   42
                                                                             -------------------- --------------------
Federal income tax expense                                                    $              86    $              60
                                                                             ==================== ====================

The Company had approximately $110 million in net operating loss carryforwards at June 30, 1996 which will be available to reduce tax liabilities through the year 2006. The net operating loss carryforwards, along with certain other items, create deferred tax assets. A valuation allowance has been created to reduce deferred tax assets to an amount more likely than not to be realized. During the six months ended June 30, 1996 and 1995, the valuation allowance has been reduced to adjust the recorded deferred tax asset to the realizable amount. Pursuant to Statement of Financial Accounting Standards No, 109, "Accounting for Income Taxes", reductions to the valuation allowance are recorded as decreases in current period income tax expense.

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


Results of Operations

         Net income for the three months ended June 30, 1996 was $1.3 million or $.27 per common share (4,718,145 weighted average shares), compared with $1.3 million or $.28 per common share (4,771,392 weighted average shares) for the three months ended June 30, 1995. The three months ended June 30, 1995, included a $240,000 credit to the provision for possible loan losses compared to a $10,000 provision expense provided during the three months ended June 30, 1996. Excluding the credit to the provision for possible loan losses, net income for the three months ended June 30, 1996 increased 14 percent over the three month period of June 30, 1995. The $158,000 or 14.4 percent increase in net income before the credit to the provision for possible loan losses for the three months ended June 30, 1996 over the prior year's same period was primarily attributable to a $219,000 or 7.7 percent increase in net interest income. This improvement primarily results from an increase in the average balance of the investment security portfolio and the retirement of all of the Parent Company's debt totaling $4 million during 1995. The debt generated interest expense offsetting interest income in the amount of $36,000 for the three months ended June 30, 1995. Non-interest income for the three months ended June 30, 1996 improved $34,000 over the same period of 1995 and non-interest expense for the three months ended increased by $80,000 over the like period of 1995.

         Net income for the six months ended June 30, 1996 was $2.6 million or $.55 per common share (4,713,790 weighted average shares), compared with $2.5 million or $.52 per common share (4,773,338 weighted average shares) for the six months ended June 30, 1995 before an extraordinary credit due to the prepayment of debt of $219,000, net of tax or $.04 per common share. After the extraordinary credit, total net income for the six months ended June 30, 1995 was $2.7 million or $.56 per common share.

         For the six months ended June 30, 1996, the Company's return on average assets was 1.90% compared to 2.05% for the six months ended June 30, 1995. The Company's return on average equity for the six months ended June 30, 1996 was 14.06% compared to 16.74% for the six months ended June 30, 1995. Excluding the net $210,000 credit to the provision for possible loan losses and the net $219,000 extraordinary credit realized in 1995, the adjusted return on average assets would be 1.73% and the adjusted return on average equity would be 14.06%. Therefore, with the exclusion of the nonrecurring items, the return on average assets has improved and the return on average equity has remained the same over the prior year. The ratio of average stockholders' equity to total average assets was 13.5% and 12.3% for the six months ended June 30, 1996 and 1995, respectively.

Net Interest Income

         Net interest income constitutes the principal source of income for the Banks and represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The increase of $359,000 or 6.4 percent in net interest income for the six months ended June 30, 1996 compared to the same period in 1995 was due primarily to an increase in the investment securities portfolio, the increase in average yield on loans and the liquidation of all of the Parent Company's debt. On an average basis, other debt at June 30, 1996 decreased 82.5 percent compared to the June 30, 1995. The net interest margin for the six months ended June 30, 1996 was 4.78 percent compared to 4.72 percent as of June 30, 1995. The net interest margin is the net return on earning assets which is computed by dividing taxable equivalent net interest income by average total earning assets.

           The net interest spread increased four basis points to 3.97 percent at June 30, 1996 from 3.93 percent at June 30, 1995. The increase in the net interest spread is primarily due to higher rates and volume of earning assets in 1996.

                      INTEREST EARNED/INCURRED AND RATES
                            (Dollars in Thousands)

                                                       Six Months Ended                        Six Months Ended
                                           ---------------------------------------- --------------------------------------
                                                        June 30, 1996                           June 30, 1995
                                           ---------------------------------------- --------------------------------------
                                                           Interest                                    Interest
                                              Average       Income/        Average        Average       Income/       Average
                                              Balance       Expense      Yield/Rate       Balance       Expense     Yield/Rate
- ------------------------------------------ ------------- ------------- ---------------  -----------  ------------- -------------
Interest-earning assets:
  Interest-bearing accounts                 $       195  $          5           5.14%    $     474   $         13         5.53%
  Federal funds sold                             17,053           468           5.50%       16,807            501         6.01%
  Investment securities:
    US Treasuries                               138,034         4,222           6.13%      127,619          3,746         5.92%
    US Government agencies                        4,364           149           6.87%        5,235            162         6.24%
    States and political subdivisions                20             1           6.27%           42              1         4.80%
    Other                                         1,819            24           2.66%          343             12         7.06%
                                           ------------- ------------- ---------------  -----------  ------------- -------------
        Total investment securities             144,237         4,396           6.11%      133,239          3,921         5.93%
  Loans, net of discounts (A)                    91,029         4,970          10.95%       91,451          4,805        10.60%
                                           ------------- ------------- ---------------  -----------  ------------- -------------
        Total interest-earning assets           252,514         9,839           7.81%      241,971          9,240         7.70%
Non-interest bearing assets:
  Cash and due from banks                        12,156                                     11,600
  Allowance for possible loan losses             (1,963)                                    (2,509)
  Other assets                                   13,731                                     12,828
                                           -------------                                -----------
        Total assets                            276,438                                    263,890
                                           =============                                ===========
Interest-bearing liabilities:
  Interest bearing transaction accounts          31,371           453           2.89%       32,770            464         2.86%
  Time deposits                                 168,155         3,356           4.00%      156,727          3,012         3.88%
  Other debt                                        386            14           7.27%        2,205            105         9.60%
                                           ------------- ------------- ---------------  -----------  ------------- -------------
        Total interest-bearing liabilities      199,912         3,823           3.84%      191,702          3,581         3.77%
Non-interest bearing liabilities:
  Demand deposits                                37,720                                     37,793
  Other liabilities                               1,315                                      1,314
                                           -------------                                -----------
      Total liabilities                         238,947                                    230,809
  Redeemable preferred stock                        231                                        715
Stockholders' equity (F)                         37,260                                     32,366
                                           -------------                                -----------
      Total liabilities and stockholders'
        equity                               $  276,438                                   $263,890
                                           =============                                ===========
Taxable-equivalent net interest income                    $      6,016                                $      5,659
Less:  taxable-equivalent adjustment                                11                                          13
                                                         -------------                               -------------
Net interest income                                       $      6,005                                $      5,646
                                                         =============                               =============
Net interest spread (B)                                                         3.97%                                     3.93%
                                                                       ===============                             =============
Net interest margin (C)                                                         4.78%                                     4.72%
                                                                       ===============                             =============
Selected operating ratios:
  Return on average assets (D)                                                  1.90%                                     2.05%
                                                                       ===============                             =============
  Return on average equity (E)                                                 14.06%                                    16.74%
                                                                       ===============                             =============

- ----------------------
(A) Non-accrual loans are included in the average balances used in calculating this table.
(B) The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(C) The net interest margin is the annualized taxable-equivalent net interest income divided by average interest-earning assets.
(D) The return on assets ratio was computed by dividing annualized net income by average total assets.
(E) The return on equity ratio was computed by dividing annualized net income by average total stockholders' equity.
(F) The average balance has been adjusted to exclude the effect of the unrealized gain or loss on securities available for sale.

         The following table analyzes the increase in taxable-equivalent net interest income stemming from changes in interest rates and from asset and liability volume, including mix, for the six months ended June 30, 1996 and 1995. Non-accruing loans have been included in assets for calculating this table, thereby reducing the yield on loans. The changes in interest due to both rate and volume in the table below have been allocated to volume or rate change on a pro-rata basis.

         ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME

                                                                           June 30, 1996 vs. June 30, 1995
                                                                 ---------------------------------------------------
                                                                     Increase               Due to Changes in
                                                                                  -------------------------------------
                                                                    (Decrease)          Rates              Volume
                                                                 -------------  -------------------  ------------------
                                                                                 (Dollars in Thousands)
Taxable-equivalent interest income:
    Interest-bearing accounts                                     $        (8)     $         0       $          (8)
    Federal funds sold                                                    (33)             (40)                  7
    Investment securities                                                 475              139                 336
    Loans, net of discounts                                               165              174                  (9)
                                                                 -------------  -------------------  ------------------
        Total taxable-equivalent interest income                          599              273                 326
Interest expense:
    Interest-bearing deposits                                             333              123                 210
    Other debt                                                            (91)              (4)                (87)
                                                                 -------------  -------------------  ------------------
        Total interest expense                                            242              119                 123
                                                                 -------------  -------------------  ------------------

Taxable-equivalent net interest income                            $       357      $       154  $              203
                                                                 =============  ===================  ==================

         Taxable-equivalent net interest income for the six months ended June 30, 1996 increased $357,000 or 6.3% over the same period in 1995. The increase is reflected in the increase in the market rates of earning assets and the increase in the volume of earning assets.

Interest Rate Sensitivity

         Management seeks to maintain consistent growth of net interest income through periods of changing interest rates by avoiding fluctuating net interest margins. Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to repricing characteristics of interest earning assets and liabilities.

         The following table indicates the Company's interest rate sensitivity position at June 30, 1996:

                INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES
                            (Dollars in thousands)

                                                                                                 Non-rate
                                                       Rate Sensitive                           Sensitive
                                ------------------------------------------------------------- --------------
                                  Immediately        Within         Within                         Over
                                   0-30 days        90 days        One Year         Total        One Year        Total
                                ---------------  -------------- --------------  ------------- -------------- --------------
Earning Assets:
    Loans, net of discounts      $      42,487    $      3,883    $    17,473    $    63,843   $     28,704   $     92,547
    Investment securities                2,027           4,011         22,636         28,674        121,362        150,036
    Federal funds sold                  10,440              --             --         10,440             --         10,440
    Interest-bearing accounts              131              --             --            131             --            131
                                ---------------  -------------- --------------  ------------- -------------- --------------

          Total earning assets   $      55,085    $      7,894    $    40,109    $   103,088   $    150,066   $    253,154
                                ===============  ============== ==============  ============= ============== ==============

Interest-bearing liabilities:
    Interest-bearing transaction,
      savings and money market          84,976              --             --         84,976             --         84,976
    Certificates and time deposits      27,305          36,703         49,767        113,775          3,616        117,391
    Debt                                   141               1              1            143            358            501
                                ---------------  -------------- --------------  ------------- -------------- --------------

          Total interest-bearing
             liabilities         $     112,422    $     36,704    $    49,768    $   198,894   $      3,974    $   202,868
                                ===============  ============== ==============  ============= ============== ==============

Interest sensitivity gap         $     (57,337)   $    (28,810)   $    (9,659)   $   (95,806)
                                ===============  ============== ==============  =============

Cumulative gap                   $     (57,337)   $    (86,147)   $   (95,806)   $   (95,806)
                                ===============  ============== ==============  =============

Ratio of earning assets to
    interest-bearing liabilities         49.0%           21.5%          80.6%          51.8%


         The interest rate sensitivity table reflects a cumulative liability sensitive position during the one year period shown. Generally, this indicates that the liabilities reprice more quickly than the assets in a given period, and that a decline in market rates will benefit net interest income. An increase in market rates would have the opposite effect.

Non-Interest Income

         The major components of non-interest income are service charges and fees earned on deposit accounts. The following table summarizes changes in non-interest income for the six months ended June 30, 1996 and 1995:

                              NON-INTEREST INCOME
                            (Dollars in thousands)

                                                              Six Months Ended                        1996/1995
                                                   --------------------------------------- -------------------------------
                                                      June 30, 1996       June 30, 1995       $ Change        % Change
                                                   ------------------- ------------------- -------------- ----------------
Service charges and fees                            $          1,156               1,040            116             11.2%
Net realized losses on sales of securities                        (1)                 (1)            --              0.0%
Net gains on sales of other real estate owned                     15                  73            (58)           -79.5%
Miscellaneous income                                             170                  58            112            193.1%
                                                   ------------------- ------------------- -------------- ----------------

Total non-interest income                           $          1,340    $          1,170    $       170             14.5%
                                                   =================== =================== ============== ================

         The $170,000 or 14.5 percent increase in non-interest income for the six months ended June 30, 1996 is due primarily to an increase in service charges and fees on deposit account balances which have increased over 4% since June 30, 1995. Also attributable to the increase is miscellaneous income received by the Banks for the recovery of some stock that was written off in previous years.

Non-Interest Expense

         Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense. The following table summarizes the changes in non-interest expense for the six months ended June 30, 1996 and 1995:
                             NON-INTEREST EXPENSE
                            (Dollars in thousands)

                                                               Six Months Ended                       1996/1995
                                                     ------------------------------------- -------------------------------
                                                             June 30, 1996    June 30, 1995   $ Change        % Change
                                                     ------------------  ----------------- --------------  ---------------
Salaries and employee benefits                        $          2,299    $         2,147   $        152             7.1%
Occupancy and equipment expenses                                   740                605            135            22.3%
Data processing fees                                               253                347            (94)          -27.0%
FDIC insurance                                                       3                248           (245)          -98.8%
Insurance                                                           51                 56             (5)           -8.9%
Office supplies                                                    173                124             49            39.5%
Postage & Courier                                                  190                156             34            21.8%
Professional fees                                                  355                456           (101)          -22.2%
Miscellaneous other expenses                                       552                360            192            53.3%
                                                     ------------------  ----------------- --------------  ---------------

Total non-interest expense                            $          4,616    $         4,499   $        117             2.6%

                                                     ==================  ================= ==============  ===============

         Total non-interest expense for the six months ended June 30, 1996 increased $117,000 or 2.6% over 1995. However, as a percentage of average assets, non-interest expense declined slightly from 3.40% in 1995 to 3.34% in 1996. Salaries and benefits rose $152,000 or 7.1% in 1996 due to the addition of personnel for the new San Antonio data center and the Eagle Pass branch established in the last quarter of 1995. The $135,000 or 22.3% increase in occupancy and equipment expenses is due to the completion of a $1.2 million branch facility in Eagle Pass, Texas and the addition of $1 million in new data and item processing equipment purchased throughout the year. The decline in FDIC insurance premiums of $245,000 or 98.8% occurred as a result of a reduction in the rates previously being charged by the FDIC. Data processing fees also declined $94,000 or 27.0% due to two of the subsidiary Banks changing from an outside data processor to the in-house system. Some of the increase shown in occupancy and equipment and salaries and benefits offset this decline.

Income Taxes

         The Company recognized income tax expense of $86,000 for the six months ended June 30, 1996 compared to $60,000 for the six months ended June 30, 1995. At June 30, 1996, the Company had approximately $110 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years. If unused, approximately $106 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.


Loans

         The following table presents the composition of the Company's loan portfolio by type of loan:

                                LOAN PORTFOLIO
                            (Dollars in thousands)

                                                                        % of                                    % of
                                                June 30, 1996          Total         December 31, 1995          Total
                                            ----------------------  ------------  -----------------------  ---------------
Commercial                                   $          13,579         14.7%           $    13,643               14.9%

Real estate construction                                12,553         13.5%                11,868               13.0%

Real estate mortgage                                    51,629         55.8%                51,664               56.4%

Consumer installment loans,
  net of unearned discount                              14,786         16.0%                14,413               15.7%

                                            ----------------------  ------------  -----------------------  ---------------

    Total loans                              $          92,547        100.0%           $    91,588              100.0%

                                            ======================  ============  =======================  ===============



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

         The Company recorded net recoveries of $84,000 for the six months ended June 30, 1996 compared to net recoveries of $30,000 for the six months ended June 30, 1995. Despite loan growth in 1995, a credit to the provision for loan losses of $210,000 was made to reduce the allowance for possible loan losses to an appropriate level. The improvement in credit quality of the loan portfolio and recoveries of previously charged-off loans that provided unanticipated additions to the allowance for possible loan losses justify the credit made to the allowance.

         The following table summarizes, for the periods presented, the activity in the allowance for loan losses arising from provisions credited to operations, loans charged off and recoveries of loans previously charged off.


                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                            (Dollars in thousands)


                                                                                     Six Months ended June 30,
                                                                            -------------------------------------------
                                                                                     1996                  1995
                                                                            ----------------------- -------------------
Average loans outstanding                                                    $           91,029       $        91,451


Balance of allowance for loan losses
  at beginning of year                                                       $            1,906       $         2,495
Provision (Credit) for loan losses                                                           30                  (210)
Charge-Offs:
    Commercial                                                                                8                    51
    Real estate construction                                                                 --                     5
    Real estate mortgage                                                                     --                    --
    Consumer installment                                                                     68                   119
                                                                            ----------------------- -------------------
         Total charge-offs                                                                   76                   175
                                                                            ----------------------- -------------------
Recoveries:
    Commercial                                                                               30                    16
    Real estate construction                                                                 --                    --
    Real estate mortgage                                                                     31                    62
    Consumer installment                                                                     99                   127
                                                                            ----------------------- -------------------
         Total recoveries                                                                   160                   205
                                                                            ----------------------- -------------------

         Net charge-offs (recoveries)                                                       (84)                  (30)
                                                                            ----------------------- -------------------

Balance of allowance for loan losses at end of period                        $            2,020      $          2,315

                                                                            ======================= ===================

Net charge-offs (recoveries) as a percentage
  of average loans outstanding                                                            -0.09%                -0.03%
                                                                            ======================= ===================

Allowance for loan losses as a percentage of:
    Total loans, net of unearned discount                                                  2.18%                 2.52%
                                                                            ======================= ===================
    Non-performing assets                                                                104.02%               144.42%
                                                                            ======================= ===================

Non-Performing Assets

         Non-performing assets consist of non-accrual loans, restructured loans and foreclosed real estate. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is ninety days or more past due. All installment loans past due ninety days or more are placed on non-accrual status unless the loan is well secured or in the process of collection. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income. Restructured loans are those which concessions, including reduction of interest rates or deferral of interest or principal, have been granted, due to the borrower's weakened financial condition. Interest on restructured loans is generally accrued at the restructured rates when it is anticipated that no loss of original principal will occur. As of June 30, 1996, all restructured loans were performing.

         Foreclosed real estate consists of property which has been acquired through foreclosure. At the time of foreclosure, the property is recorded at the lower of the estimated fair value less selling expenses or the loan balance with any write down charged to the allowance for loan losses. Any future write downs on the property are charged to operations.

         The following table discloses non-performing assets and loans ninety days past due and still accruing interest as of June 30, 1996 and December 31, 1995:

                             NON-PERFORMING ASSETS

                                                           June 30,         December 31,
                                                              1996               1995
                                                       ------------------  -----------------
                                                             (Dollars in thousands)
Non-accrual loans                                       $      1,208         $     1,177

Restructured loans                                                94                  --

Foreclosed real estate                                           640                 888
                                                       ------------------  -----------------

Total non-performing assets                             $      1,942         $     2,065

                                                       ==================  =================

Non-performing assets as a percentage of:
      Total assets                                             0.69%               0.76%
      Total loans plus foreclosed real estate                  2.08%               2.23%

Accruing loans past due 90 days or more                 $         38        $        383

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

         At June 30, 1996, the Company's liquid assets amounted to $111 million or 40% of total gross assets, up from 30% at June 30, 1995. Secondary sources of liquidity include the Banks' ability to sell loan participations and purchase federal funds.

         The Parent Company liquidated all of its outstanding debt during 1995 totaling approximately $4 million. On a consolidated basis, the only debt remaining is $363,000 relating to a subsidiary Bank's long-term borrowings secured by certain fixed rate mortgage loans carried by the Bank which mature in 1999 and 2015 and the Company's margin account which had an ending balance of $140,000 at June 30, 1996.

         The Company's principal source of funds consists of dividends received from the Banks, which derive their funds from deposits, interest and principal payments on loans and investment securities, sales of investment securities and borrowings.

Capital Resources

          Total stockholders' equity increased $5.8 million to $38.7 million at June 30, 1996 from $32.9 million at June 30, 1995. During 1995, all of the Company's Series A Preferred Stock was either redeemed or converted into Common Stock of the Company. Also, in February 1996, the Series B Preferred Stock was converted into Common Stock at the ratio of 5.59998 shares for each share of Common Stock. The ratio of total stockholders' equity to total assets was 13.8 percent at June 30, 1996 compared with 12.5 percent at June 30, 1995.

         The Company and subsidiary Banks are subject to minimum capital ratios mandated by their respective banking industry regulators. The table below illustrates the Company and subsidiary Bank's compliance with the risk-based capital guidelines of the Federal Reserve Bank (FRB) and the Office of the Comptroller of the Currency (OCC). These guidelines are designed to measure Tier 1 and total capital while taking into consideration the risk inherent in both on and off balance sheet items. Off balance sheet items at June 30, 1996 include unfunded loan commitments and letters of credit. Currently under the regulatory guidelines, the net unrealized gain or loss on securities available for sale is not included in the calculation of risk based capital and the leverage ratio. The leverage ratio is Tier 1 capital divided by average total assets. A leverage ratio of 3.0 percent is the minimum requirement for only the most highly rated banking organizations and all other institutions are required to maintain a leverage ratio of 3 to 5 percent.

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

         The table below illustrates the Company and its subsidiary Bank's compliance with the risk-based capital guidelines as of June 30, 1996:

                                                                    NBC Bank -          NBC Bank -           NBC Bank -
                                             Consolidated        Eagle Pass, N.A.      Laredo, N.A.           Rockdale
                                          ------------------   --------------------  ------------------  ------------------
                                                                     (Dollars in thousands)
Total average assets                           $276,438               $161,101           $ 60,372             $ 53,133
Risk weighted assets                           $ 99,701               $ 46,423           $ 35,568             $ 17,013

Tier 1 capital                                 $ 38,728               $ 16,167            $ 7,074             $  6,854
Total Tier 2 capital                           $ 39,983               $ 16,753            $ 7,519             $  7,066

Leverage ratio                                    14.01%                 10.04%             11.72%               12.90%
Risk based capital ratios:
    Tier 1                                        38.84%                 34.83%             19.89%               40.29%
    Tier 1 capital minimum                         4.00%                  4.00%              4.00%                4.00%
requirement

    Total capital                                 40.10%                 36.09%             21.14%               41.53%
    Total capital minimum requirement              8.00%                  8.00%              8.00%                8.00%

                                      17

Part II - Other Information:

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 24, 1996, the Company conducted its annual meeting of shareholders. At the annual meeting the following directors of the Company were elected with the shares represented voting as indicated:


                                   For                Against         Abstain

Jay H. Lustig                    3,732,025               --           74,257
Marvin E. Melson                 3,732,025               --           74,257
H. Gary Blankenship              3,732,025               --           74,257
John W. Lettunich                3,732,025               --           74,257
Charles T. Meeks                 3,732,025               --           74,257

         At the annual meeting the shareholders also approved the appointment of Padgett, Stratemann & Co., L.L.P. as the Company's auditors with a vote of 3,785,917 shares for, 596 shares against and 14,020 shares abstaining.

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


                                      NATIONAL BANCSHARES CORPORATION OF TEXAS



Date:  August 9, 1996                 By: /s/  Anne Renfroe
                                         -----------------------------------
                                            Anne Renfroe, Chief Accounting
                                            Officer and Principal
                                            Financial Officer

                              INDEX TO EXHIBITS


         11.1     Statement Regarding computation of Earnings Per Share

         27       Financial Data Schedule