Form 10QSB
period 1996-09-30
NATIONAL BANCSHARES CORP OF TEXAS
filed 1996-11-14
CIK 69834

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            --------------------

                                  FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

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

                                                               Yes   X   No
                                                                   -----    ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court.  Yes X   No
                                                                ----   ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,658,734 shares of Common Stock, $.001 par value, as of November 6, 1996.

         Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                       ---  ---
================================================================================

Part I. Financial Information
Item 1.  Financial Statements

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                       1996               1995
                                                                  ---------------    ---------------
ASSETS:
Cash and due from banks                                           $        16,430    $        14,707
Interest-bearing accounts                                                     419                193
Federal funds sold                                                         19,375             19,845
Investment securities available for sale                                   86,147             66,864
Investment securities held to maturity                                     70,435             65,775
Loans, net of discounts                                                   110,311             91,588
Allowance for possible loan losses                                         (2,512)            (1,906)
Bank premises and equipment, net                                            6,933              6,569
Other  assets                                                               9,577              6,457
                                                                  ---------------    ---------------
      Total Assets                                                $       317,115    $       270,092
                                                                  ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
  Demand deposits, non-interest bearing                           $        45,483    $        37,706
  Interest-bearing transaction accounts (NOW)                              36,237             31,379
  Savings and money market accounts                                        57,581             52,111
  Certificates and time deposits under $100,000                            82,882             72,481
  Certificates and time deposits  $100,000 and over                        48,894             38,260
                                                                  ---------------    ---------------
      Total Deposits                                                      271,077            231,937
                                                                  ---------------    ---------------
Accrued interest, taxes and other liabilities                               1,594              1,097
Short term notes payable                                                    3,639               --
Long term notes payable                                                       359                366
                                                                  ---------------    ---------------
       Total Liabilities                                                  276,669            233,400
                                                                  ---------------    ---------------
Series B Redeemable preferred stock (A)                                      --                  715
                                                                  ---------------    ---------------
Stockholders' Equity:
  Common Stock, $.001 par value, 100,000,000 shares authorized, issued and outstanding: 4,658,734 at September 30, 1996 and
    4,529,855 at December 31, 1995                                              5                  4
  Surplus - common stock                                                   16,341             15,619
  Retained earnings                                                        23,743             19,611
  Unrealized gain on securities available for sale, net of tax                357                743
                                                                  ---------------    ---------------
      Total Stockholders' Equity                                           40,446             35,977
                                                                  ---------------    ---------------
      Total Liabilities and Stockholders' Equity                  $       317,115    $       270,092
                                                                  ===============    ===============


(A) Series B Redeemable Preferred Stock with a par value of $0.01 per share, redeemable at $1 per share on December 31, 1996 if not converted at the rate of 5.59998 shares for each share of common Stock on or before that date. None outstanding at September 30, 1996 and 715,000 shares outstanding at December 31, 1995.


See Notes to Consolidated Financial Statements.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, except per share amounts)
                                  (Unaudited)


                                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      ----------------------------------   ----------------------------------
                                                       SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                           1996              1995               1996               1995
                                                      ---------------   ---------------    ---------------    ---------------
INTEREST INCOME:
 Interest and Fees on Loans                           $         2,578   $         2,488    $         7,537    $         7,280
 Interest on Investment Securities                              2,325             2,003              6,721              5,925
 Interest on Federal Funds Sold                                   238               282                706                782
 Interest on Deposits in Banks                                      2                 7                  7                 20
                                                      ---------------   ---------------    ---------------    ---------------
     TOTAL INTEREST INCOME                                      5,143             4,780             14,971             14,007

INTEREST EXPENSE:
 Interest on Deposits                                           1,989             1,859              5,798              5,335
 Interest on Debt                                                   6                38                 20                142
                                                      ---------------   ---------------    ---------------    ---------------
     TOTAL INTEREST EXPENSE                                     1,995             1,897              5,818              5,477

NET INTEREST INCOME                                             3,148             2,883              9,153              8,530
Less: Provision (Credit) for Possible Loan Losses                  10              (300)                40               (510)
                                                      ---------------   ---------------    ---------------    ---------------
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR
 POSSIBLE LOAN LOSSES                                           3,138             3,183              9,113              9,040

NON-INTEREST INCOME:
 Service Charges and Fees                                         586               568              1,742              1,659
 Net realized Gains (Losses) on Sales of Securities              --                   1                 (1)              --
 Net Gains on Sales of Other Real Estate                           71               239                 86                312
 Miscellaneous Income                                              70                42                240                 46
                                                      ---------------   ---------------    ---------------    ---------------
     TOTAL NON-INTEREST INCOME                                    727               850              2,067              2,017
NON-INTEREST EXPENSE:
 Salaries and Employee Benefits                                 1,166             1,078              3,465              3,225
 Occupancy and Equipment Expenses                                 379               241              1,118                846
 Other Expenses                                                   765               819              2,342              2,565
                                                      ---------------   ---------------    ---------------    ---------------
     TOTAL NON-INTEREST EXPENSE                                 2,310             2,138              6,925              6,636

INCOME BEFORE FEDERAL INCOME TAXES AND
 EXTRAORDINARY ITEM                                             1,555             1,895              4,255              4,421
Federal Income Tax Expense                                         37                44                123                103
                                                      ---------------   ---------------    ---------------    ---------------
INCOME BEFORE EXTRAORDINARY ITEM                                1,518             1,851              4,132              4,318
 Gain Realized on Prepayment of Debt, net of tax                 --                --                 --                  219
                                                      ---------------   ---------------    ---------------    ---------------
NET INCOME                                            $         1,518   $         1,851    $         4,132    $         4,537
                                                      ===============   ===============    ===============    ===============

INCOME PER COMMON AND COMMON-EQUIVALENT SHARE:
 Before Extraordinary Item                            $          0.32   $          0.39    $          0.88    $          0.91
 Extraordinary Item                                              --                --                 --                 0.04
                                                      ---------------   ---------------    ---------------    ---------------
NET INCOME PER SHARE                                  $          0.32   $          0.39    $          0.88    $          0.95
                                                      ===============   ===============    ===============    ===============

Weighted Average Number of Common and
 Common -Equivalent Shares Outstanding                      4,714,532         4,790,983          4,714,744          4,783,168


See Notes to Consolidated Financial Statements.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                                                        UNREALIZED
                                   PREFERRED STOCK (A)           COMMON STOCK (B)         RETAINED      GAIN(LOSS)
                                 PAR VALUE       SURPLUS      PAR VALUE      SURPLUS      EARNINGS     SECURITIES(C)       TOTAL
                                -----------    ----------    -----------   ----------   ------------   -------------   ------------
BALANCE AT JANUARY 1, 1995      $        22    $    2,171    $         4   $   14,537   $     13,487   $       (835)   $     29,386

 Net Income                            --            --             --           --            6,124           --             6,124
 Redemption of Preferred
   Stock                                (13)       (1,257)          --            159           --             --            (1,111)
 Conversion of Preferred
   to Common Stock                       (9)         (914)          --            923           --             --              --
 Net Value Change                      --            --             --           --             --            1,578           1,578
                                -----------    ----------    -----------   ----------   ------------   ------------    ------------
BALANCE AT DECEMBER 31, 1995           --            --                4       15,619         19,611            743          35,977
                                ===========    ==========    ===========   ==========   ============   ============    ============
 Net Income                            --            --             --           --            4,132           --             4,132
 Conversion of Series B
   Preferred to Common Stock           --            --                1          714           --             --               715
 Stock Options Exercised               --            --             --              8           --             --                 8
 Net Value Change                      --            --             --           --             --             (386)           (386)
                                ===========    ==========    ===========   ==========   ============   ============    ============
BALANCE AT SEPTEMBER 30, 1996   $      --      $     --      $         5   $   16,341   $     23,743   $        357    $     40,446
                                ===========    ==========    ===========   ==========   ============   ============    ============

                                                             PREFERRED        COMMON
                                                             STOCK (A)       STOCK (B)
                                                           ------------    ------------
                                                                (Number of Shares)
BALANCE AT JANUARY 1, 1995                                    2,193,315       4,414,133
 Redemption of Preferred Stock                               (1,270,339)           --
 Conversion of Preferred to Common Stock                       (922,976)        115,722
                                                           ------------    ------------
BALANCE AT DECEMBER 31, 1995                                       --         4,529,855
 Conversion of Preferred B to Common Stock                         --           127,679
 Exercise of Stock Options                                         --             1,200
                                                           ------------    ------------
BALANCE AT SEPTEMBER 30, 1996                                      --         4,658,734
                                                           ============    ============

Book Value per Share at September 30,1996 (Full Dollars)   $       --      $       8.68
                                                           ============    ============


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


See Notes to Consolidated Financial Statements.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                ----------------------------
                                                                    1996            1995
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                      $      4,132    $      4,537
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation and amortization                                           715             248
 Credit for deferred federal income taxes                                 34              56
 Provision (credit) to allowance for possible loan losses                 40            (510)
 Net realized losses (gains) on securities available for sale              1            --
 Direct write-downs of other real estate owned                            18              22
 Gain on sale of other real estate owned and other assets                (86)           (312)
 Extraordinary gain on prepayment of debt (gross)                       --              (224)
 (Increase) decrease in accrued interest receivable and other           (471)            267
   assets
 Increase (decrease) in accrued interest payable and other
   liabilities                                                           322            (131)
                                                                ------------    ------------
      Net cash provided by operating activities                        4,705           3,953
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in federal funds sold                                    5,595           5,830
 Net decrease (increase) in interest-bearing accounts                     70            (281)
 Net increase in loans                                                (3,613)           (873)
 Purchases of securities available for sale                          (32,863)        (11,192)
 Proceeds from sales of securities available for sale                  4,045           2,064
 Proceeds from maturities of securities available for sale            12,215           9,227
 Purchases of securities held to maturity                            (16,840)        (10,128)
 Proceeds from maturities of securities held to maturity              13,004          16,048
 Capital expenditures                                                   (506)         (1,418)
 Proceeds from sale of other real estate owned                           166             438
 Net (payments for) cash acquired from acquisitions                      (46)           --
                                                                ------------    ------------
     Net cash (used in) provided by investing activities             (18,773)          9,715
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in demand deposits, NOW accounts,
   savings and money market accounts                                   5,019          (9,368)
 Net increase in certificates of deposit and time deposits            10,771           3,406
 Proceeds from advances on short term debt                               140             173
 Principal payments on other debt                                       (147)         (2,231)
 Proceeds from exercise of common stock options                            8            --
 Redemption of Series A Convertible Preferred Stock                     --              (378)
                                                                ------------    ------------
     Net cash (used in) provided by financing activities              15,791          (8,398)
Net increase in cash and due from banks                                1,723           5,270
Cash and due from banks at beginning of period                        14,707           9,794
                                                                ------------    ------------
Cash and due from banks at end of period                        $     16,430    $     15,064
                                                                ============    ============
SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest Paid                                                  $      5,784    $      5,378
 Federal Income Taxes Paid                                      $         89    $        129
 Other Real Estate Acquired by Settlement of Loans              $       --      $         61
 Bank Financed Sales of Other Real Estate                       $       --      $        358


See Notes to Consolidated Financial Statements.

          NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Bancshares Corporation of Texas and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the parent company and all subsidiaries, and all significant intercompany balances and transactions have been eliminated. Certain items in prior year's financial statements have been reclassified in conformity with the current year's presentation. The consolidated financial statements are unaudited, but include all adjustments (consisting primarily of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results of the periods presented. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be reported for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995.


NOTE 2 - SUBSIDIARIES

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NBC Holdings - Texas, Inc., Laredo, Texas and
NBT of Delaware, Inc. and the accounts of NBT of Delaware, Inc.'s wholly-owned subsidiaries, NBC Bank - Eagle Pass, N.A., Eagle Pass, Texas; NBC Bank - Laredo, N.A., Laredo, Texas; NBC Bank - Rockdale, Rockdale, Texas; The First National Bank in Luling, Luling, Texas.


NOTE 3 - INVESTMENT SECURITIES

The following tables present the amortized cost and approximate fair value of the investment securities portfolio as of September 30, 1996 and December 31, 1995:


                                                                             SEPTEMBER 30, 1996
                                                          ----------------------------------------------------------
                                                                            GROSS          GROSS
                                                            AMORTIZED     UNREALIZED     UNREALIZED     APPROXIMATE
                                                              COST          GAINS          LOSSES        FAIR VALUE
                                                          ------------   ------------   ------------    ------------
                                                                              (Dollars in Thousands)
AVAILABLE-FOR-SALE SECURITIES:
 U.S. Treasury Securities                                 $     79,168            345           (535)   $     78,978
 U. S. Government agency and mortgage-backed securities          2,682             20           --             2,702
 Equity securities including Federal Reserve Bank Stock          3,981            486           --             4,467
                                                          ------------   ------------   ------------    ------------
      Totals                                              $     85,831            851           (535)   $     86,147
                                                          ============   ============   ============    ============

HELD-TO-MATURITY SECURITIES:
 U.S. Treasury Securities                                 $     66,674            385           (240)   $     66,819
 U. S. Government agency and mortgage-backed securities          3,320             19             (3)          3,336
 Corporate Bonds                                                   378           --             --               378
 Foreign debt securities                                            63           --              (11)             52
                                                          ------------   ------------   ------------    ------------
      Totals                                              $     70,435            404           (254)   $     70,585
                                                          ============   ============   ============    ============

                                                                             DECEMBER 31, 1995
                                                          ----------------------------------------------------------
                                                                             GROSS         GROSS
                                                            AMORTIZED     UNREALIZED     UNREALIZED     APPROXIMATE
                                                              COST           GAINS         LOSSES        FAIR VALUE
                                                          ------------   ------------   ------------    ------------
                                                                              (Dollars in Thousands)
SECURITIES AVAILABLE FOR SALE:
 U.S. Treasury Securities                                 $     63,631   $      1,094   $        (43)   $     64,682
 U. S. Government agency and mortgage-backed securities            717             24           --               741
 Equity securities including Federal Reserve Bank Stock          1,407             34           --             1,441
                                                          ------------   ------------   ------------    ------------
      Totals                                              $     65,755   $      1,152   $        (43)   $     66,864
                                                          ============   ============   ============    ============

SECURITIES HELD TO MATURITY:
 U.S. Treasury Securities                                 $     61,906   $      1,310   $        (29)   $     63,187
 U. S. Government agency and mortgage-backed securities          3,812             22             (2)          3,832
 States and municipal securities                                    20           --             --                20
 Foreign debt securities                                            37              3           --                40
                                                          ------------   ------------   ------------    ------------
      Totals                                              $     65,775   $      1,335   $        (31)   $     67,079
                                                          ============   ============   ============    ============


Unrealized gains and losses on investment securities held at September 30, 1996 and December 31, 1995 have been judged to be temporary market fluctuations with no material financial impact on the Company.

The following table shows the maturity schedule of the Company's investment portfolio as of September 30, 1996:

                                                    SEPTEMBER 30, 1996
                                ---------------------------------------------------------
                                      AVAILABLE FOR SALE           HELD TO MATURITY
                                ---------------------------   ---------------------------
                                  AMORTIZED     APPROXIMATE    AMORTIZED     APPROXIMATE
                                    COST        FAIR VALUE       COST         FAIR VALUE
                                ------------   ------------   ------------   ------------
                                                    (Dollars in Thousands)
Due in one year or less         $     18,632   $     18,653   $     16,946   $     16,941
Due in one year to five years         63,088         62,890         50,117         50,265
Due from five to ten years              --             --               52             42
Due after ten years                    4,111          4,604          3,320          3,337
                                ------------   ------------   ------------   ------------
 Totals                         $     85,831   $     86,147   $     70,435   $     70,585
                                ============   ============   ============   ============


The carrying value of investment securities pledged to secure public funds amounted to approximately $43,568,000 at September 30, 1996 and $33,406,000 at December 31, 1995.

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

An analysis of the allowance for possible loan losses for the nine months ended September 30, 1996 and 1995 is presented below:

                                                                      NINE MONTHS ENDED
                                                          ----------------------------------------
                                                          SEPTEMBER 30, 1996    SEPTEMBER 30, 1995
                                                          ------------------    ------------------
                                                                    (Dollars in Thousands)
Balance at beginning of period                                $      1,906         $      2,495
 Allowance on acquired loans                                           467                 --
 Provisions (Credits) to allowance for possible loan losses             40                 (510)
 Losses charged to the allowance                                      (129)                (268)
 Recoveries credited to the allowance                                  228                  520
                                                              ------------         ------------
 Net recoveries (charge-offs)                                           99                  252
                                                              ------------         ------------
Balance at end of period                                      $      2,512         $      2,237
                                                              ============         ============

NOTE 5 - DEBT

As a result of the Luling acquisition (see Note 7), the Company has entered into short term notes payable with three individuals in the aggregate amount of $3,638,746. The notes bear interest rates of 5%. The maturity dates of the notes are January 2, 1997.

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


NOTE 6 - INCOME TAX EXPENSE

The provision for Federal income tax expense is less than that computed by applying the federal statutory rate of 34% as indicated in the following analysis:


                                                              NINE MONTHS ENDED
                                                     ----------------------------------------
                                                     SEPTEMBER 30, 1996    SEPTEMBER 30, 1995
                                                     ------------------    ------------------
                                                            (Dollars in thousands)
Tax based on statutory rate                          $            1,447    $            1,503
Decrease in deferred tax asset valuation allowance               (1,429)               (1,544)
Alternative minimum tax                                              85                    91
Other, net                                                           20                    53
                                                     ------------------    ------------------
Federal income tax expense                           $              123    $              103
                                                     ==================    ==================


The Company had approximately $108 million in net operating loss carryforwards at September 30, 1996 which will be available to reduce tax liabilities through the year 2006. The net operating loss carryforwards, along with certain other items, create deferred tax assets. A valuation allowance has been created to reduce deferred tax assets to an amount more likely than not to be realized. During the nine months ended September 30, 1996 and 1995, the valuation allowance has been reduced to adjust the recorded deferred tax asset to the realizable amount. Pursuant to Statement of Financial Accounting Standards No, 109, "Accounting for Income Taxes", reductions to the valuation allowance are recorded as decreases in current period income tax expense.

NOTE 7 - ACQUISITION

On September 30, 1996, the Company acquired Luling Bancshares, Inc., including its subsidiary, The First National Bank in Luling in Luling, Texas. The transaction was accounted for as a purchase. The Corporation acquired approximately $26 million in total assets and assumed liabilities of approximately $24 million. The Company paid a premium of approximately $2 million over the book value of the net assets. The Company paid approximately $1.2 million in cash and executed notes payable of $3.6 million for the remainder of the purchase price.

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


RESULTS OF OPERATIONS

         Net income for the three months ended September 30, 1996 was $1.5 million or $.32 per common share (4,714,532 weighted average shares), compared with $1.9 million or $.39 per common share (4,790,983 weighted average shares) for the three months ended September 30, 1995. The three months ended September 30, 1995, included a $300,000 credit to the provision for possible loan losses compared to a $10,000 provision expense provided during the three months ended September 30, 1996. Excluding the credit to the provision for possible loan losses, net income for the three months ended September 30, 1996 decreased one percent over the three month period of September 30, 1995. Non-interest income for the three months ended September 30, 1996 decreased $123,000 over the same period of 1995 due to gains realized on the sale of other real estate in 1995. Non-interest expense for the three months ended increased by $172,000 over the like period of 1995 due primarily to salaries and occupancy expense related to the new in-house data center and Eagle Pass branch.

         Net income for the nine months ended September 30, 1996 was $4.1 million or $.88 per common share (4,714,744 weighted average shares), compared with $4.3 million or $.91 per common share (4,783,168 weighted average shares) for the nine months ended September 30, 1995 before an extraordinary credit due to the prepayment of debt of $219,000, net of tax or $.04 per common share. After the extraordinary credit, total net income for the nine months ended September 30, 1995 was $4.5 million or $.95 per common share.

         For the nine months ended September 30, 1996, the Company's return on average assets was 1.97% compared to 2.29% for the nine months ended September 30, 1995. The Company's return on average equity for the nine months ended September 30, 1996 was 14.44% compared to 18.37% for the nine months ended September 30, 1995. Excluding the net $510,000 credit to the provision for possible loan losses and the net $219,000 extraordinary credit realized in 1995, the adjusted return on average assets would be 1.92% and the adjusted return on average equity would be 15.41%. Therefore, with the exclusion of the nonrecurring items, the return on average assets has improved slightly and the return on average equity has decreased due to the $5 million increase in average stockholders' equity. The ratio of average stockholders' equity to total average assets was 13.6% and 12.5% for the nine months ended September 30, 1996 and 1995, respectively.

NET INTEREST INCOME

         Net interest income constitutes the principal source of income for the Banks and represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The increase of $623,000 or 7.3 percent in net interest income for the nine months ended September 30, 1996 compared to the same period in 1995 was due primarily to an increase in the investment securities portfolio, the increase in the average yield on loans and the liquidation of all of the Parent Company's debt. On an average basis, other debt at September 30, 1996 decreased 84.1 percent compared to the September 30, 1995. The net interest margin for the nine months ended September 30, 1996 was 4.77 percent compared to 4.71 percent as of September 30, 1995. The net interest margin is the net return on earning assets which is computed by dividing taxable equivalent net interest income by average total earning assets.

           The net interest spread increased six basis points to 3.97 percent at September 30, 1996 from 3.91 percent at September 30, 1995. The increase in the net interest spread is primarily due to higher rates and volume of earning assets in 1996.

                       INTEREST EARNED/INCURRED AND RATES
                             (Dollars in Thousands)

                                                   NINE MONTHS ENDED                  NINE MONTHS ENDED
                                         ------------------------------------   ---------------------------------
                                                   SEPTEMBER 30, 1996                 SEPTEMBER 30, 1995
                                         ------------------------------------   ---------------------------------
                                                        INTEREST                           INTEREST
                                          AVERAGE       INCOME/      AVERAGE    AVERAGE    INCOME/      AVERAGE
                                          BALANCE       EXPENSE    YIELD/RATE   BALANCE    EXPENSE     YIELD/RATE
                                         ---------     ---------   ----------   -------   ---------    ----------
INTEREST-EARNING ASSETS:
 Interest-bearing accounts               $     135     $       7       6.88%   $     463  $      20       5.78%
 Federal funds sold                         17,199           706       5.47%      17,628        782       5.93%
 Investment securities:
   US Treasuries                           139,744         6,458       6.16%     127,656      5,668       5.94%
   US Government agencies                    4,266           218       6.83%       4,981        241       6.47%
   States and political subdivisions            14             1       5.81%          35          2       7.64%
   Other                                     2,559            44       2.30%         650         14       2.88%
                                         ---------     ---------     ------    ---------  ---------     ------
     Total investment securities           146,583         6,721       6.11%     133,322      5,925       5.94%
 Loans, net of discounts (A)                91,868         7,548      10.94%      91,228      7,293      10.69%
                                         ---------     ---------     ------    ---------  ---------     ------
     Total interest-earning assets         255,785        14,982       7.80%     242,641     14,020       7.73%
NON-INTEREST BEARING ASSETS:
 Cash and due from banks                    12,192                                11,652
 Allowance for possible loan losses         (1,990)                               (2,445)
 Other assets                               13,792                                12,296
                                         ---------                             ---------
     Total assets                          279,779                               264,144
                                         =========                             =========
INTEREST-BEARING LIABILITIES:
 Interest bearing transaction accounts      31,575           682       2.88%      32,839        769       3.13%
 Time deposits                             170,341         5,116       4.00%     156,589      4,566       3.90%
 Other debt                                    377            20       7.05%       2,371        142       8.01%
                                         ---------     ---------     ------    ---------  ---------     ------
     Total interest-bearing liabilities    202,293         5,818       3.83%     191,799      5,477       3.82%
NON-INTEREST BEARING LIABILITIES:
 Demand deposits                            37,815                                37,426
 Other liabilities                           1,476                                 1,267
                                         ---------                             ---------
     Total liabilities                     241,585                               230,492
 Redeemable preferred stock                     80                                   715
STOCKHOLDERS' EQUITY (F)                    38,115                                32,937
                                         ---------                             ---------
     Total liabilities and stockholders'
       equity                            $ 279,779                             $ 264,144
                                         =========                             =========
Taxable-equivalent net interest income                 $   9,164                          $   8,543
Less: taxable-equivalent adjustment                           11                                 13
                                                       ---------                          ---------
Net interest income                                    $   9,153                          $   8,530
                                                       =========                          =========
Net interest spread (B)                                                3.97%                              3.91%
                                                                     ======                             ======
Net interest margin (C)                                                4.77%                              4.71%
                                                                     ======                             ======
SELECTED OPERATING RATIOS:
 Return on average assets (D)                                          1.97%                              2.29%
                                                                     ======                             ======
 Return on average equity (E)                                         14.44%                             18.37%
                                                                     ======                             ======

--------------
(A) Non-accrual loans are included in the average balances used in calculating this table.

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

         The following table analyzes the increase in taxable-equivalent net interest income stemming from changes in interest rates and from asset and liability volume, including mix, for the nine months ended September 30, 1996 and 1995. Non-accruing loans have been included in assets for calculating this table, thereby reducing the yield on loans. The changes in interest due to both rate and volume in the table below have been allocated to volume or rate change on a pro-rata basis.

         ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME

                                           September 30, 1996 vs. September 30, 1995
                                           -----------------------------------------
                                                              Due to Changes in
                                             Increase     ------------------------
                                            (Decrease)      Rates         Volume
                                            ----------    ----------    ----------
                                                      (Dollars in Thousands)
TAXABLE-EQUIVALENT INTEREST INCOME:
 Interest-bearing accounts                  $      (13)   $        1    $      (14)
 Federal funds sold                                (76)          (57)          (19)
 Investment securities                             796           183           613
 Loans, net of discounts                           255           204            51
                                            ----------    ----------    ----------
     Total taxable-equivalent interest
       income                                      962           331           631
INTEREST EXPENSE:
 Interest-bearing deposits                         464            80           384
 Other debt                                       (122)           (3)         (119)
                                            ----------    ----------    ----------
     Total interest expense                        342            77           265
                                            ----------    ----------    ----------

TAXABLE-EQUIVALENT NET INTEREST INCOME      $      620    $      254    $      366
                                            ==========    ==========    ==========



         Taxable-equivalent net interest income for the nine months ended September 30, 1996 increased $620,000 or 7.3% over the same period in 1995. The increase is reflected in the increase in the market rates of earning assets and the increase in the volume of earning assets.

INTEREST RATE SENSITIVITY

         Management seeks to maintain consistent growth of net interest income through periods of changing interest rates by avoiding fluctuating net interest margins. Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to repricing characteristics of interest earning assets and liabilities.

         The following table indicates the Company's interest rate sensitivity position at September 30, 1996:

                INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES
                            (Dollars in thousands)

                                                                                         NON-RATE
                                                   RATE SENSITIVE                        SENSITIVE
                             -------------------------------------------------------    -----------
                              IMMEDIATELY      WITHIN        WITHIN                        OVER
                               0-30 DAYS       90 DAYS      ONE YEAR        TOTAL        ONE YEAR       TOTAL
                             ------------   ------------   -----------    ----------    -----------   ----------
Earning Assets:
 Loans, net of discounts     $   47,872     $    7,124     $   21,954     $   76,950     $   33,361   $  110,311
 Investment securities            1,187          8,427         29,223         38,837        117,745      156,582
 Federal funds sold              19,375           --             --           19,375           --         19,375
 Interest-bearing accounts          123           --               99            222            197          419
                             ----------     ----------     ----------     ----------     ----------   ----------

     Total earning assets    $   68,557     $   15,551     $   51,276     $  135,384     $  151,303   $  286,687
                             ==========     ==========     ==========     ==========     ==========   ==========

Interest-bearing
   liabilities:
 Interest-bearing
   transaction, savings
   and money market              93,818           --             --           93,818           --         93,818
 Certificates and time
   deposits                      27,239         35,112         62,694        125,045          6,731      131,776
 Debt                                 1              1          3,640          3,642            356        3,998
                             ----------     ----------     ----------     ----------     ----------   ----------

     Total interest-bearing
       liabilities           $  121,058     $   35,113     $   66,334     $  222,505     $    7,087   $  229,592
                             ==========     ==========     ==========     ==========     ==========   ==========

Interest sensitivity gap     $  (52,501)    $  (19,562)    $  (15,058)    $  (87,121)
                             ==========     ==========     ==========     ==========

Cumulative gap               $  (52,501)    $  (72,063)    $  (87,121)    $  (87,121)
                             ==========     ==========     ==========     ==========

Ratio of earning assets to
 interest-bearing liabilities      56.6%          44.3%          77.3%          60.8%


         The interest rate sensitivity table reflects a cumulative liability sensitive position during the one year period shown. Generally, this indicates that the liabilities reprice more quickly than the assets in a given period, and that a decline in market rates will benefit net interest income. An increase in market rates would have the opposite effect.

NON-INTEREST INCOME

         The major components of non-interest income are service charges and fees earned on deposit accounts. The following table summarizes changes in non-interest income for the nine months ended September 30, 1996 and 1995:

                              NON-INTEREST INCOME
                             (Dollars in thousands)


                                                             NINE MONTHS ENDED                       1996/1995
                                                --------------------------------------------- ------------------------
                                                 SEPTEMBER 30, 1996      SEPTEMBER 30, 1995    $ CHANGE     % CHANGE
                                                ---------------------- ---------------------- -----------  -----------
Service charges and fees                        $              1,742    $              1,659   $      83           5.0%
Net realized losses on sales of securities                        (1)                   --            (1)        100.0%
Net gains on sales of other real estate owned                     86                     312        (226)        -72.4%
Miscellaneous income                                             240                      46         193         419.0%
                                                --------------------    --------------------   ---------    ----------

Total non-interest income                       $              2,067    $              2,017   $      49           2.4%
                                                ====================    ====================   =========    ==========

         The $49,000 or 2.4% increase in non-interest income for the nine months ended September 30, 1996 is due primarily to an increase in miscellaneous income received by the Banks for the recovery of some stock that was written off in previous years offset by gains on the sale of other real estate in 1995.

NON-INTEREST EXPENSE

         Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense. The following table summarizes the changes in non-interest expense for the nine months ended September 30, 1996 and 1995:
                              NON-INTEREST EXPENSE
                             (Dollars in thousands)

                                             NINE MONTHS ENDED                              1996/1995
                                   ---------------------------------------   ----------------------------------------
                                   SEPTEMBER 30, 1996   SEPTEMBER 30, 1995        $ CHANGE               % CHANGE
                                   ------------------   ------------------   ------------------    ------------------
Salaries and employee benefits     $            3,465   $            3,225   $              240                   7.4%
Occupancy and equipment expenses                1,118                  846                  272                  32.2%
Data processing fees                              298                  516                 (218)                -42.2%
FDIC insurance                                      5                  235                 (230)                -98.1%
Insurance                                          80                   91                  (11)                -12.3%
Office supplies                                   267                  197                   70                  35.6%
Postage & Courier                                 281                  240                   41                  17.1%
Professional fees                                 530                  630                 (100)                -15.9%
Miscellaneous other expenses                      881                  656                  225                  34.3%
                                   ------------------   ------------------   ------------------    ------------------

Total non-interest expense         $            6,925   $            6,636   $              289                   4.4%
                                   ==================   ==================   ==================    ==================


         Total non-interest expense for the nine months ended September 30, 1996 increased $289,000 or 4.4% over 1995. However, as a percentage of average assets, non-interest expense declined slightly from 2.51% in 1995 to 2.48% in 1996. Salaries and benefits rose $240,000 or 7.4% in 1996 due to the addition of personnel for the new San Antonio data center and the Eagle Pass branch both of which were established in the last quarter of 1995. The $272,000 or 32.2% increase in occupancy and equipment expenses is due to the completion of a $1.2 million branch facility in Eagle Pass, Texas and the addition of $1 million in new data and item processing equipment purchased throughout the year. The decline in FDIC insurance premiums of $231,000 or 98.1% occurred as a result of a reduction in the rates previously being charged by the FDIC. Data processing fees also declined $218,000 or 42.2% due to two of the subsidiary Banks changing from an outside data processor to the in-house system. Some of the increase shown in occupancy and equipment and salaries and benefits offset this decline.

INCOME TAXES

         The Company recognized income tax expense of $123,000 for the nine months ended September 30, 1996 compared to $103,000 for the nine months ended September 30, 1995. At September 30, 1996, the Company had approximately $108 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years. If unused, approximately $104 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.


LOANS

         The following table presents the composition of the Company's loan portfolio by type of loan:

                                 LOAN PORTFOLIO
                             (Dollars in thousands)


                                                       % OF                              % OF
                              SEPTEMBER 30, 1996      TOTAL       DECEMBER 31, 1995      TOTAL
                              ------------------   -----------    ------------------   ----------
Commercial                    $           18,974          17.2%   $           13,643         14.9%
Real estate construction                   5,623           5.1%               11,868         13.0%
Real estate mortgage                      68,658          62.2%               51,664         56.4%
Consumer installment loans,
 net of unearned discount                 17,056          15.5%               14,413         15.7%
                              ------------------   -----------    ------------------   ----------

 Total loans                  $          110,311         100.0%   $           91,588        100.0%
                              ==================   ===========    ==================   ==========


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

         The Company recorded net recoveries of $99,000 for the nine months ended September 30, 1996 compared to net recoveries of $252,000 for the nine months ended September 30, 1995. Despite loan growth in 1995, a credit to the provision for loan losses of $510,000 was made to reduce the allowance for possible loan losses to an appropriate level. The improvement in credit quality of the loan portfolio and recoveries of previously charged-off loans that provided unanticipated additions to the allowance for possible loan losses justify the credit made to the allowance.

         The following table summarizes, for the periods presented, the activity in the allowance for loan losses arising from provisions credited to operations, loans charged off and recoveries of loans previously charged off.

                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                           1996           1995
                                                        ----------     ----------
Average loans outstanding                               $   91,868     $   91,228

Balance of allowance for loan losses
 at beginning of year                                   $    1,906     $    2,495
Provision (Credit) for loan losses                              40           (510)
Allowance on acquired loans                                    467           --
Charge-Offs:
 Commercial                                                     29             51
 Real estate construction                                     --                5
 Real estate mortgage                                         --             --
 Consumer installment                                          100            212
                                                        ----------     ----------
        Total charge-offs                                      129            268
                                                        ----------     ----------
Recoveries:
 Commercial                                                     34             43
 Real estate construction                                     --             --
 Real estate mortgage                                           62            265
 Consumer installment                                          132            212
                                                        ----------     ----------
        Total recoveries                                       228            520
                                                        ----------     ----------

        Net charge-offs (recoveries)                           (99)          (252)
                                                        ----------     ----------

Balance of allowance for loan losses at end of period   $    2,512     $    2,237
                                                        ==========     ==========
Net charge-offs (recoveries) as a percentage
 of average loans outstanding                                -0.11%         -0.28%
                                                        ==========     ==========
Allowance for loan losses as a percentage of:
 Total loans, net of unearned discount                        2.28%          2.44%
                                                        ==========     ==========
 Non-performing assets                                      114.91%        185.80%
                                                        ==========     ==========


NON-PERFORMING ASSETS

         Non-performing assets consist of non-accrual loans, restructured loans and foreclosed real estate. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is ninety days or more past due. All installment loans past due ninety days or more are placed on non-accrual status unless the loan is well secured or in the process of collection. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income. Restructured loans are those which concessions, including reduction of interest rates or deferral of interest or principal, have been granted, due to the borrower's weakened financial condition. Interest on restructured loans is generally accrued at the restructured rates when it is anticipated that no loss of original principal will occur. As of September 30, 1996, all restructured loans were performing.

         Foreclosed real estate consists of property which has been acquired through foreclosure. At the time of foreclosure, the property is recorded at the lower of the estimated fair value less selling expenses or the loan balance with any write down charged to the allowance for loan losses. Any future write downs on the property are charged to operations.

         The following table discloses non-performing assets and loans ninety days past due and still accruing interest as of September 30, 1996 and December 31, 1995:

                             NON-PERFORMING ASSETS

                                            SEPTEMBER 30,   DECEMBER 31,
                                                1996           1995
                                            ------------    ------------
Non-accrual loans                           $      1,136    $      1,177
Restructured loans                                    93            --
Foreclosed real estate                               957             888
                                            ------------    ------------

 Total non-performing assets                $      2,186    $      2,065
                                            ============    ============

NON-PERFORMING ASSETS AS A PERCENTAGE OF:
 Total assets                                       0.69%           0.76%
 Total loans plus foreclosed real estate            1.97%           2.23%

Accruing loans past due 90 days or more     $        117    $        383



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

         At September 30, 1996, the Company's liquid assets amounted to $122 million or 39% of total gross assets, up from 31% at September 30, 1995. Secondary sources of liquidity include the Banks' ability to sell loan participations and purchase federal funds.

         The Parent Company liquidated all of its outstanding debt during 1995 totaling approximately $4 million. On a consolidated basis, the only debt remaining is $363,000 relating to a subsidiary Bank's long-term borrowings secured by certain fixed rate mortgage loans carried by the Bank which mature in 1999 and 2015 and the notes payable of $3.6 million related to the Luling acquisition (see Note 5).

         The Company's principal source of funds consists of dividends received from the Banks, which derive their funds from deposits, interest and principal payments on loans and investment securities, sales of investment securities and borrowings.

CAPITAL RESOURCES

          Total stockholders' equity increased $5.6 million to $40.4 million at September 30, 1996 from $34.8 million at September 30, 1995. During 1995, all of the Company's Series A Preferred Stock was either redeemed or converted into Common Stock of the Company. Also, in February 1996, the Series B Preferred Stock was converted into Common Stock at the ratio of 5.59998 shares for each share of Common Stock. The ratio of total stockholders' equity to total assets was 12.8% at September 30, 1996 compared with 13.3% at September 30, 1995.

         The Company and subsidiary Banks are subject to minimum capital ratios mandated by their respective banking industry regulators. The table below illustrates the Company and subsidiary Bank's compliance with the risk-based capital guidelines of the Federal Reserve Bank (FRB) and the Office of the Comptroller of the Currency (OCC). These guidelines are designed to measure Tier 1 and total capital while taking into consideration the risk inherent in both on and off balance sheet items. Off balance sheet items at September 30, 1996 include unfunded loan commitments and letters of credit. Currently under the regulatory guidelines, the net unrealized gain or loss on securities available for sale is not included in the calculation of risk based capital and the leverage ratio. The leverage ratio is Tier 1 capital divided by average total assets. A leverage ratio of 3.0 percent is the minimum requirement for only the most highly rated banking organizations and all other institutions are required to maintain a leverage ratio of 3 to 5 percent.

         Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock reduced by goodwill. Tier 2 capital includes perpetual preferred stock (to the extent ineligible for Tier 1), limited amounts of subordinated debt, and a portion of the allowance for loan losses. Total capital is Tier 1 capital plus Tier 2 capital. The ratios are calculated by dividing the qualifying capital by the risk-weighted assets.

         The table below illustrates the Company and its subsidiary Bank's compliance with the risk-based capital guidelines as of September 30, 1996:


                                                    NBC BANK -          NBC BANK -          NBC BANK -       THE FIRST NAT'L
                               CONSOLIDATED      EAGLE PASS, N.A.      LAREDO, N.A.          ROCKDALE         BANK IN LULING
                             ----------------    ----------------    ----------------    ----------------    ----------------
                                                               (Dollars in thousands)
Total average assets            $  279,779          $  164,479           $  61,561           $  52,959           $  25,228
Risk weighted assets            $  113,347          $   47,662           $  36,598           $  15,589           $  17,687

Tier 1 capital                  $   38,359          $   16,171           $   7,137           $   6,947           $   2,779
Total capital                   $   40,871          $   16,767           $   7,595           $   7,142           $   3,000

Leverage ratio                      13.71%               9.83%              11.59%              13.12%              11.02%
Risk based capital ratios:
 Tier 1                             33.84%              33.93%              19.50%              44.56%              15.71%
 Tier 1 capital minimum
   requirement                       4.00%               4.00%               4.00%               4.00%               4.00%

 Total capital                      35.10%              35.18%              20.75%              45.81%              16.96%
 Total capital minimum
   requirement                       8.00%               8.00%               8.00%               8.00%               8.00%

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

         27.1    Financial Data Schedule

* Previously filed with the Company's Form 10-SB.

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





                                   NATIONAL BANCSHARES CORPORATION OF TEXAS



Date:  November 8, 1996            By:   /s/  Anne Renfroe
                                     -----------------------------------------
                                   Anne Renfroe, Chief Accounting Officer and
                                   Principal Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 *2.1         Third Amended Joint Plan of Reorganization, as approved U.S.
              Bankruptcy Court, effective May  26, 1992

 *3.1         Restated Articles of Incorporation and Statement of Relative
              Rights and Preferences of Preferred  Stock, filed December 29,
              1994

 *3.2         Bylaws of the Company

 11.1         Statement Regarding computation of Earnings Per Share

 27.1         Financial Data Schedule

* Previously filed with the Company's Form 10-SB.