Form 10-K
period 1996-12-31
NATIONAL BANCSHARES CORP OF TEXAS
filed 1997-03-31
CIK 69834

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-13472

                                  * * * * * *

                    NATIONAL BANCSHARES CORPORATION OF TEXAS
       (Exact name of small business issuer as specified in its charter)

         TEXAS                                      74-1692337
(State of Incorporation)             (I.R.S. Employer Identification Number)

                    104 EAST MANN ROAD, LAREDO, TEXAS 78042
                    (Address of principal executive offices)
                        Telephone number: (210) 724-2424

         Securities registered under Section 12(b) of the Exchange Act:
                         COMMON STOCK, $.001 PAR VALUE
      Securities registered under Section 12(g) of the Exchange Act: None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes X   No
                                                                  ---    ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         Issuer's revenues for its most recent fiscal year: $ 20,819,731 (Total Interest Income).

          State the aggregate market value of voting stock held by non-affiliates based upon the closing AMEX sale price on March 6, 1997 :
$61,728,226.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after its
distribution of securities under a plan confirmed by a court. Yes X  No   .
                                                                 ---   ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 6, 1997 : 4,658,734 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 1997 (Part III).

===============================================================================

                               TABLE OF CONTENTS

                                     PART I

Item   1.   Description of Business ..........................................................   3
Item   2.   Description of Property ..........................................................   9
Item   3.   Legal Proceedings ................................................................   9
Item   4.   Submission of Matters to a Vote of Security Holders ..............................   9


                                    PART II

Item   5.   Market for Common Equity and Related Shareholder Matters .........................  10
Item   6.   Selected Consolidated Financial Data .............................................  11
Item   7.   Management's Discussion and Analysis .............................................  13
Item   8.   Financial Statements .............................................................  25
Item   9.   Changes and/or Disagreements with Accountants on Accounting and
                 Financial Disclosure ........................................................  52


                                    PART III

Item  10.   Directors, Executive Officers, Promoters and Control Persons .....................  52
Item  11.   Executive Compensation ...........................................................  52
Item  12.   Security Ownership of Certain Beneficial Owners and Management ...................  53
Item  13.   Certain Relationships and Related Transactions ...................................  53


                                    PART IV

Item  14.   Exhibits and Reports on Form 8-K .................................................  53



                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

         National Bancshares Corporation of Texas (the "Company") is a bank holding company incorporated in Texas on June 14, 1971, and registered under the Bank Holding Company Act of 1956, as amended. The Company successfully emerged from reorganization (the "Reorganization") under Chapter 11 of the United States Bankruptcy Code in May 1992. As a result of the Reorganization, the Company came under new management and control and its assets and liabilities were substantially restructured. The Company now conducts its banking operations through NBC Bank-Laredo, N.A. ("NBC-Laredo"), NBC Bank-Eagle Pass, N.A. ("NBC-Eagle Pass"), NBC Bank-Rockdale ("NBC-Rockdale") and The First National Bank in Luling ("FNB-Luling"), (collectively, the "Banks"). NBC-Laredo, NBC-Eagle Pass, NBC-Rockdale and FNB-Luling are wholly-owned subsidiaries of NBT of Delaware, Inc., a Delaware corporation that is a wholly-owned subsidiary of the Company. The Company also operates its data and item processing for the subsidiary banks through NBC Holdings-Texas, Inc., a wholly-owned subsidiary of NBT of Delaware, Inc. At December 31, 1996, the Company (on a consolidated basis) had total assets of $328 million, total investments securities of $161 million, total loans of $113 million, total deposits of $280 million, total stockholders' equity of $43 million and net operating loss carry-forwards for federal income tax purposes of $107 million. For the year ended December 31, 1996, the Company recorded net income of $5.7 million.

         Subsequent to December 31, 1996, the Company reached a definitive agreement with Wells Fargo Bank (Texas), National Association to purchase three of Wells Fargo's branches. The branches are located in Giddings, Marble Falls and Taylor, Texas. The sale includes the deposit accounts and facilities and equipment of the branches, but does not include any loans with the exception of deposit-secured loans. Through this purchase the Company's subsidiary banks will acquire deposits of approximately $100 million making the Company's consolidated assets in excess of $430 million. The purchase price of the branches will be determined prior to closing. The transaction should be completed by the third quarter of 1997.

         The Company's executive offices are located at 104 East Mann Road, Laredo, Texas 78042, and its telephone number is (210) 724-2424.

THE BANKS

         Each of the subsidiary banks is a separate entity which operates under the day-to-day management of its own board of directors and officers. The Banks grant agribusiness, commercial, residential and installment loans to customers primarily in Central and South Texas. The Banks also offer a range of commercial banking services, including acceptance of deposits and providing letters of credit. Deposit services include certificates of deposit, individual retirement accounts, checking accounts, interest-bearing checking accounts, savings accounts and money market accounts. In addition, the Banks provide traveler's checks, safe deposit boxes and other customary nondeposit banking services. The Banks provide limited escrow services, and NBC-Rockdale provides trust services. NBC-Eagle Pass, NBC-Laredo and FNB-Luling do not intend to provide trust services in the future. FNB-Luling provides discount brokerage services. Loans consist of real estate loans, residential mortgages, construction loans, commercial loans directed at small to middle market businesses and loans to individuals. In addition, each of the Banks is subject to legal lending limits. Such limits generally restrict loans to any one customer in an amount not to exceed 15% of any one Bank's total capital plus the allowance for possible loan losses.

The following table sets forth certain financial information with respect to the Banks as of December 31, 1996 (dollars in thousands):


                              Assets    Loans      Deposits
                              ------    -----      --------

NBC - Eagle Pass            $173,574   $ 45,595   $155,640

NBC - Laredo                $ 65,345   $ 35,085   $ 57,298

NBC - Rockdale              $ 53,697   $ 17,880   $ 46,196

FNB - Luling                $ 27,569   $ 14,698   $ 22,256


LOAN PORTFOLIO

         REAL ESTATE LOANS. The Banks have historically engaged in real estate lending through construction and term mortgage loans, all of which are secured by deeds of trust on underlying real estate. Each loan is evaluated based on, among other things, character and leverage capacity of the borrower; capital and investment in a particular property, if applicable; cash flow; collateral; market conditions for the borrower's business or project; and prevailing economic trends and conditions. The Banks lending policies also require an independent appraisal or an evaluation on each parcel of real estate which will be taken as collateral for a loan. The Banks disburse funds under each construction loan in accordance with a disbursement schedule that is part of the construction loan agreement and details the budgeted project cost. Borrowers are required to submit payment requests with cost breakdowns and invoices that are accompanied by, as appropriate, labor releases, original material releases and payee signatures acknowledging pending payment. Payment requests must also be supported by project inspection reports that include, among other things, line item actual cost comparisons to budgeted costs, photographs of the project and a discussion of the project's status. Funds are disbursed only after the request has been reviewed by an officer of the Bank and a determination has been made that the project is proceeding on budget. The majority of all of the Banks real estate loans are small and medium sized real estate loans.

         COMMERCIAL LOANS. Commercial loans include loans made primarily to small and medium sized businesses and professionals for working capital. Although the Banks typically look to the borrower's cash flow as the principal source of repayment of such loans, many of these are secured by real estate as a secondary source of repayment. Certain of the Banks' commercial loans are secured by buildings for which the Banks have provided the construction financing.

         INSTALLMENT LOANS. Installment loans consist primarily of automobile loans, loans made to finance small equipment acquisitions, small loans for personal and household needs and home improvement loans. These loans are made primarily as an accommodation to existing customers and are not a substantial part of the Banks lending strategy.

DEPOSITS

         The Banks have generated a substantial portion of its deposits from individuals and small businesses in its immediate market area. The Banks offer competitive interest rates on money market accounts, savings accounts and certificates of deposit. NBC-Eagle Pass and NBC-Laredo enjoy long-term deposit relationships with many Mexican Nationals.

COMPETITION

         The Banks face substantial competition for deposits and loans throughout their market areas. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services offered, convenience of banking facilities and hours of operation. Competition comes primarily from other commercial banks, savings and loans, credit unions, mutual funds and other financial intermediaries. The Company believes the primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. The Banks face competition for deposits and loans throughout their market areas not only from local institutions but also from out-of-state financial intermediaries which have opened loan production offices which solicit deposits in its market areas. Many of the financial intermediaries operating in the Banks market areas offer certain services, such as trust, investment and international banking services, which the Company does not offer directly. Additionally, banks with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers. Management believes, however, that the Banks long-term presence, local expertise and ongoing commitment to the community, as well as their commitment to quality and personalized banking services, are the key factors that contribute to their competitiveness.

         Based on June 30, 1996 data, NBC-Laredo holds 2 percent of the total deposits of its community. There are seven local banks in the Laredo area as well as a branch of Bank of America and a branch of Pacific Southwest Bank. The Laredo market is dominated by International Bank of Commerce with approximately 31 percent of total deposits and Laredo National Bank with 44 percent of total deposits. NBC-Eagle Pass is one of two banks located in Eagle Pass, Texas and holds in excess of 63 percent of the community's banking deposits. NBC-Rockdale is the largest bank in Rockdale holding over 48 percent of the total deposits and is the third largest of the four banks located in Milam County, Texas holding approximately 17 percent of the total deposits. FNB-Luling is one of two banks located in Luling, Texas, holding over 32% of the deposits of the city. There is also a branch of Pacific Southwest Bank and American National Bank of Gonzales located in Luling.

GROWTH OBJECTIVES

         The Company intends to grow its business in the State of Texas by adding additional branches and through possible acquisitions. Because the Company has $107 million of net operating loss carryforwards as of December 31, 1996, which will not begin to expire until 2005, the Company believes it is well positioned to grow its business by acquiring additional banks. The Company's ability to acquire additional banks is dependent upon (i) the availability of suitable candidates and (ii) the Company's ability to compete effectively for such additional banks and establishing branches. Acquiring additional banks or adding additional branches is also subject to certain federal and state regulatory approvals. See "Supervision and Regulation -- The Company" and " Supervision and Regulation -- Interstate Banking and Branching." There can be no assurance, however, that the Company will obtain the required regulatory approvals or that the Company will be able to successfully add additional branches or acquire additional banks.

EMPLOYEES

         At December 31, 1996, the Company employed approximately 169 full time equivalent employees. Management believes that its relations with its employees are satisfactory. Employees of the Company enjoy a variety of employee benefit programs, including a 401(k) plan, paid vacations and comprehensive medical, life and accident insurance plans.

SUPERVISION AND REGULATION

          THE COMPANY. The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The Company is required to file with the Federal Reserve Board ("FRB") quarterly and annual reports and such additional information as the FRB may require pursuant to the Act. The Company is subject to examination by the FRB. The FRB may require the Company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the FRB prior to purchasing or redeeming its equity securities. Under the Act and regulations adopted by the FRB, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the FRB to maintain certain levels of capital. See "Supervision and Regulation--Capital Adequacy Guidelines."

         The Company is required to obtain prior approval of the FRB for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the FRB is also required for the merger or consolidation of the Company and another bank holding company. The

Company is prohibited by the Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the FRB, engage in any, or acquire shares of companies engaged in, activities that are deemed by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The FRB is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern and is generally prohibited from approving an application by a bank holding company to acquire voting shares of any commercial bank in another state unless such acquisition is specifically authorized by the laws of such other state.

         Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB's regulations or both.

         THE BANKS. Banks are extensively regulated under federal and state law. NBC-Laredo, NBC-Eagle Pass and FNB-Luling, as national banks, are subject to primary supervision, periodic examination and regulation by the Office of the Comptroller of the Currency (the "OCC"). NBC-Rockdale, a Texas state chartered bank, is subject to examination and regulation by the Texas State Banking Department.

         The deposits of the Banks are insured by the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Banks, as is the case with all insured banks, pay a semi-annual statutory assessment and are subject to the rules and regulations of the FDIC. See "Supervision and Regulation - FDIC Insurance."

          The regulations of these federal agencies govern most aspects of the Banks business, including, without limitation, capital to assets ratios, reserves against deposits, maximum lending limitations, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. The Banks are also subject to applicable provisions of Texas law, insofar as they do not conflict with or are not preempted by federal law. Supervision, legal action and examination of the Banks by the regulatory agencies are generally intended to protect depositors, and are not intended for the protection of shareholders. The OCC also has the authority to prohibit national banks from engaging in what, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the OCC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice.

         CONTROL ISSUES. Investors in the Common Stock are potentially subject to certain change of bank control laws; those contained in the Act, the Federal Deposit Insurance Act (the "FDIA") and applicable Texas laws. In general, persons who wish to acquire a number of shares of Common Stock that, when aggregated with that person's other holdings of Common Stock, if any, would equal or exceed 10 percent of the Company's Common Stock, or who otherwise might be subject to the change of bank control rules, should consult with their legal counsel regarding the applicability of the provisions of any of these laws.

         INTERSTATE BANKING AND BRANCHING. The Riegle-Neal Interstate Branching Efficiency Act of 1994 ("IBBEA"), authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, beginning June 1, 1997, IBBEA authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of IBBEA and May 31, 1997. IBBEA further provides that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997. A bank may establish a de novo branch in a state in which the bank does not maintain a branch if the state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo. On August 28, 1995, Texas enacted legislation opting out of interstate branching.

         FDIC INSURANCE. The deposits of the Banks are insured by the Federal Deposit Insurance Corporation ("FDIC"). For this protection, the Banks are subject to the rules and regulations of the FDIC. The Banks also pay FDIC insurance premiums based on each Bank's annual assessment rate assigned to it by the FDIC. The assessment rate is based on the institution's capitalization risk category and "supervisory subgroup." An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. In 1994, the FDIC assessment rate ranged from $.23 per $100 of deposits to $.31 per $100 of deposits. In 1995, the FDIC assessment rate ranged from $.04 per $100 of deposits to $.31 per $100 of deposits. In 1996, the FDIC assessment rate ranged from zero to $.27 per $100 of deposits with a minimum semi-annual assessment of $1,000. Changes in the FDIC's regulations, its range of assessment rates or the Banks' annual assessment rates can materially affect the Company's cost of doing business and, as a result, its results of operations. The Banks assessment rates are currently zero and, therefore, have been significantly reduced from prior years.

         FDICIA REGULATION. On December 19, 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take "prompt and corrective action" in respect of depository institutions insured by the FDIC that do not meet minimum capital requirements. FDICIA establishes five capital tiers: `"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 1996, all of the Company's banks were well capitalized.

         FDICIA directs that each federal banking agency prescribe standards, by regulation or guidelines, for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, asset quality, earnings, stock valuation, and such other operational and managerial standards as the agency deems appropriate. The FDIC, in consultation with the other federal banking agencies, has adopted a final rule and guidelines with respect to internal and external audit procedures and internal controls in order to implement those provisions of FDICIA intended to facilitate the early identification of problems in financial management of depository institutions. On July 10, 1995, the federal banking agencies published the final rules implementing three of the safety and soundness standards required by FDICIA, including operational and managerial standards, asset quality and earnings standards, and compensation standards. Management does not believe the impact of such standards on the Company will be material.

         FDICIA also contains a variety of other provisions that may effect the operations of the Company, including new reporting requirements, revised regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give ninety days notice to customers and regulatory authorities before closing any branch.

         CAPITAL ADEQUACY GUIDELINES. The federal banking agencies have issued guidelines for risk-based capital requirements. The guidelines are intended to establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, and takes off-balance sheet items into account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Under these guidelines, assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments, are assigned to one of several risk categories, which range from 0% for risk-free assets, such as cash and certain U.S. government securities, to 100% for relatively high-risk assets, such as loans and investments in fixed assets, premises and other real estate owned. The aggregated dollar amount of each category is then multiplied by the risk-weight associated with that category. The resulting weighted values from each of the risk categories are then added together to determine the total risk-weighted assets.

         The guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must consist of Tier 1 capital. A banking organization's qualifying total capital consists of two components: Tier 1 capital (core capital) and Tier 2 capital (supplementary capital). Tier 1 capital consists primarily of common stock, related surplus, retained earnings, and qualifying preferred stock. Intangibles, such as goodwill, are generally deducted from Tier 1 capital. At least 50% of the banking organization's total regulatory capital must consist of Tier 1 capital. Tier 2 capital may consist of (i) the allowance for possible loan and lease losses in an amount up to 1.25% of risk-weighted assets; (ii) preferred stock not qualifying as Tier 1 capital plus related surplus; and, (iii) mandatory convertible debt. The inclusion of the foregoing elements of Tier 2 capital are subject to certain requirements and limitations of the federal banking agencies. The federal banking agencies have also adopted a minimum leverage ratio of Tier 1 capital to total assets of 3% for banks that have a uniform composite ("CAMEL") rating of 1. All other institutions and institutions experiencing or anticipating significant growth are expected to maintain capital at least 100 to 200 basis points above the minimum level. Furthermore, higher leverage ratios are required to be considered well capitalized or adequately capitalized under the prompt corrective action provisions of the FDICIA. See "Management's Discussion and Analysis -- Capital Resources."

         CRA AND FAIR LENDING DEVELOPMENTS. The Banks are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

         ENVIRONMENTAL LAWS. Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the cost of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. The cost of such removal or remediation of such substances can be substantial. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such substances. As a result, the presence of such substances on any of the real property collateral securing any of the Banks' loans may render such collateral less valuable or worthless or may cause the Banks to be unwilling to foreclose upon the collateral. In addition, the Banks may incur substantial environmental liabilities and costs from owning any collateral previously foreclosed upon that is later determined to contain such substances. The Banks attempt to reduce this risk by making inquiry with respect to environmental matters in connection with the extension of credit; however, there can be no assurance that environmental liabilities do not or will not exist with respect to the Banks' collateral.

EFFECT OF GOVERNMENTAL POLICIES AND RECENT LEGISLATION

         Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Banks on their deposits and other borrowings and the interest rate received by the Banks on loans extended to their customers and securities held in the Banks portfolio comprise the major portion of the Banks earnings. These rates are highly sensitive to many factors that are beyond the control of the Banks. Accordingly, the earnings and growth of the Banks are subject to the influence of local, domestic and foreign economic conditions, including recession, unemployment and inflation.

         The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rate applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect the interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

         From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the Texas legislature and before various bank regulatory and other professional agencies. The likelihood of any major changes and the impact such changes might have on the Company and/or the Banks are impossible to predict. Certain of the potentially significant changes which have been enacted and proposals which have been made recently are discussed above.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's headquarters are located in the NBC-Laredo Bank building located at 104 East Mann Road, Laredo, Texas, occupying premises of approximately 600 square feet. The Company has an indefinite lease with the Bank with monthly lease payments of $1,500 per month.

         The Company has entered into a forty-two month sublease for 1,429 square feet in Suite 1700 at 100 Wilshire Boulevard, Santa Monica, California, with lease payments of $3,500 per month. The lease expires on December 31, 1999. This property is for office use.

         The Company has entered into a three year lease for 1,176 square feet in Suite 875 at 111 Soledad, San Antonio, Texas, with lease payments of $882 per month. Beginning October 1, 1997 the lease payments escalate to $980 per month. This property is used for data processing and item processing for the subsidiary banks. The lease expires on September 30, 1998.

         The Company has entered into an eighteen month lease for 1,086 square feet in Suite 660 at 613 N.W. Loop 410, San Antonio, Texas, with lease payments of $1,312.25 per month. The lease expires on December 31, 1997. This property is used as a loan production office.

         NBC-Laredo's main banking facility is located at 104 East Mann Road, Laredo, Texas. The Bank owns and occupies a 12,000 square foot, two story building situated on approximately two acres at this address. NBC-Laredo leases a 1,200 square foot motor bank approximately one-half mile south of its main location at Mall Del Norte, Laredo, Texas. This property is leased until December 31, 1999, with monthly lease payments of $1,700 per month.

         NBC-Eagle Pass' main banking facility is located at 439 Main Street, Eagle Pass, Texas which is within five blocks of the international bridge into Piedras Negras, Coahuila, Mexico. The Bank owns and occupies a two story, 22,434 square foot building situated on one city block at this address. NBC-Eagle Pass also owns and occupies a 4,000 square foot branch bank, NBC-East, located approximately one mile east of the main bank at 2538 E. Main Street which was completed in December 1995.

         NBC-Rockdale's main banking facility is located at 401 E. Cameron Street, Rockdale, Texas. The Bank owns and occupies a 22,000 square foot two story building at this location. NBC-Rockdale also owns and occupies a 1,700 square foot motor bank located at 1401 W. Cameron Street, Rockdale, Texas.

         FNB-Luling's main banking facility is located at 200 S. Pecan Ave., Luling, Texas. The bank owns and occupies a 5500 square foot one story building at this location.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and the Banks from time to time are involved in legal actions arising from normal business activities. Management believes that those actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

         Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

         The Common Stock of the Company has been listed on the American Stock Exchange since April 28, 1995. Prior to that date, the Common Stock of the Company was not listed on any stock exchange nor quoted on the National Association of Securities Dealers Automated Quotation Systems ("NASDAQ"). Historically, there has been a very limited public trading market in the Company's Common Stock. As of December 31, 1996, the Company had approximately 450 shareholders of record.

         The following table sets forth the high and low sales/bid prices/quotations for the Company's Common Stock during 1996 and 1995. These bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:


                             SALES/BID PRICES
                      -----------------------------
                           HIGH            LOW
                       ------------   -------------
1996:
   4TH QUARTER         $   12.00      $    10.88
   3RD QUARTER             11.38           10.38
   2ND QUARTER             11.63           10.75
   1ST QUARTER             11.38            9.63

1995:
   4th Quarter         $   11.38      $     9.63
   3rd Quarter             10.75            7.63
   2nd Quarter              8.25            6.50
   1st Quarter              6.81            5.81


DIVIDENDS

         Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefore. The Company has not previously paid any dividends on the Common Stock. The Company currently intends to retain all future earnings for use in the expansion and operation of its business. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, the general financial condition of the Company, as well as other relevant factors. The Company's principal source of funds to pay dividends on the Common Stock is the cash dividends the Company receives from the Banks. The payment of dividends by the Banks to the Company is subject to certain restrictions imposed by federal banking laws, regulations and authorities.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES



                                                                                                                          SEVEN
                                                                                                                          MONTHS
                                                                                 YEAR ENDED DECEMBER 31,                  ENDED
                                                                                 -----------------------                  ------

STATEMENT OF INCOME DATA: (dollars in thousands)                 1996          1995           1994           1993           1992
                                                                 ----          ----           ----           ----           ----
   Interest income .......................................   $  20,820     $  18,955     $   15,985     $   14,904     $    8,969
   Interest expense ......................................       8,112         7,359          5,589          5,184          3,411
                                                             ---------     ---------     ----------     ----------     ----------
     Net interest income .................................      12,708        11,596         10,396          9,720          5,558
   Provision(Credit) for loan losses .....................          (5)         (855)          (990)        (1,290)        (2,540)
   Non-interest income ...................................       2,789         2,762          2,521          2,478          1,586
   Non-interest expense ..................................       9,586         9,149          8,491          8,587          5,347
   Income taxes ..........................................         206           159            440            707             20
   Extraordinary credit, net of tax ......................        --             219           --             --             --
                                                             ---------     ---------     ----------     ----------     ----------
     Net income ..........................................   $   5,710     $   6,124     $    4,976     $    4,194     $    4,317
                                                             =========     =========     ==========     ==========     ==========

COMMON SHARE DATA:**
   Net income before extraordinary credit ................   $    1.21     $    1.23     $     1.25     $     1.09     $     1.19
   Extraordinary credit, net of tax ......................        --            0.05           --             1.05            .39
   Book value ............................................        9.21          7.94           6.16           5.30           3.29
   Weighted average common and common
       equivalent shares outstanding .....................   4,715,010     4,785,132      3,988,185      3,846,651      3,624,452
BALANCE SHEET DATA (AT PERIOD END): (dollars in thousands)
   Total assets ..........................................   $ 327,918     $ 270,092     $  264,487     $  231,773     $  223,847
   Investments and federal funds sold ....................     184,021       152,677        155,364        120,287        113,647
   Total loans ...........................................     113,258        91,588         90,448         90,814         93,667
   Allowance for loan losses .............................       2,408         1,906          2,495          3,005          4,415
   Total deposits ........................................     279,755       231,937        229,054        202,327        203,262
   Other debt ............................................       3,995           366          4,361          8,336          7,750
   Total stockholders' equity ............................      42,909        35,977         29,386         20,176         15,976
PERFORMANCE DATA:
   Return on average total assets ........................        1.97%         2.31%          2.06%          1.85%          3.37%
   Return on average stockholders' equity ................       14.73%        18.25%         21.54%         24.32%         56.93%
   Net interest margin (tax equivalent) ..................        4.80%         4.77%          4.70%          4.67%          4.76%
ASSET QUALITY RATIOS:
   Non-performing loans to total loans ...................        1.77%         1.70%          2.00%          2.93%          5.51%
   Net loan charge-offs (recoveries) to average loans ....       -0.04%        -0.29%         -0.54%            13%          0.24%
   Allowance for loan losses to total loans ..............        2.13%         2.08%          2.76%          3.31%          4.71%
CAPITAL RATIOS:
   Average stockholders' equity to average total assets ..       13.35%        12.65%          9.57%          7.59%          5.92%
   Tier 1 risk-based capital * ...........................       33.58%        35.77%         28.14%         20.82%           (A)
   Total risk-based capital* .............................       34.84%        37.18%         29.39%         22.09%           (A)
   Leverage ratio* .......................................       13.67%        13.28%         10.57%          8.79%           (A)



(A)  Data not available
* Calculated in accordance with Federal Reserve guidelines currently in effect.
** Restated to reflect eight-for-one reverse stock split effective on September 12, 1994.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

         Selected quarterly consolidated financial data is presented in the following tables for the years ended December 31, 1996 and 1995. (Dollars in thousands, except per share data):



                                                             1996 QUARTER ENDED (UNAUDITED)
                                                             ------------------------------
                                                  MARCH 31,      JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                                  ---------      --------    -------------   ------------
Interest income ............................       $ 4,826       $ 5,002        $ 5,143       $ 5,848
Interest expense ...........................         1,896         1,927          1,995         2,293
                                                   -------       -------        -------       -------
Net interest income ........................         2,930         3,075          3,148         3,555
Provision (credit) for loan losses .........            20            10             10           (45)
Loss on sales of available for sale ........          --              (1)          --              (6)
Noninterest income .........................           739           602            727           728
Noninterest expense ........................         2,235         2,381          2,310         2,661
                                                   -------       -------        -------       -------
Income before provision for
 federal income taxes ......................         1,414         1,285          1,555         1,661
                                                   -------       -------        -------       -------
Federal income taxes .......................            53            33             37            83
                                                   -------       -------        -------       -------
Net income .................................       $ 1,361       $ 1,252        $ 1,518       $ 1,578
                                                   -------       -------        -------       -------
Net earnings per share .....................       $  0.29       $  0.27        $  0.32       $  0.33
                                                   -------       -------        -------       -------



                                                              1995 QUARTER ENDED (UNAUDITED)
                                                              ------------------------------
                                                  MARCH 31,       JUNE 30,     SEPTEMBER 30,  DECEMBER 31,
                                                  ---------       --------     -------------  ------------
Interest income ............................       $ 4,548        $ 4,680        $ 4,780        $ 4,949
Interest expense ...........................         1,758          1,824          1,897          1,883
                                                   -------        -------        -------        -------
Net interest income ........................         2,790          2,856          2,883          3,066
Provision (credit) for loan losses .........            30           (240)          (300)          (345)
Gain (loss) on sales of
 available for sale securities .............            (1)          --                1             (1)
Noninterest income .........................           603            567            849            744
Noninterest expense ........................         2,197          2,301          2,138          2,513
                                                   -------        -------        -------        -------
Income before provision for federal
 income taxes and extraordinary gain .......         1,165          1,362          1,895          1,641
Federal income taxes .......................            32             28             44             53
Extraordinary gain on prepayment of debt ...           219           --             --             --
                                                   -------        -------        -------        -------
Net income .................................       $ 1,352        $ 1,334        $ 1,851        $ 1,588
                                                   -------        -------        -------        -------
Net earnings per share .....................       $  0.28        $  0.28        $  0.39        $  0.33
                                                   -------        -------        -------        -------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company's consolidated balance sheets and statements of income. This discussion should be read in conjunction with the Consolidated Financial Statements, accompanying notes, and selected financial data appearing elsewhere in this Report.

RESULTS OF OPERATIONS

         Net income for 1996 was $5.7 million, a decrease of $414,000 or 6.8% over the $6.1 million recorded in 1995. 1995 included two nonrecurring items, a $223,000 extraordinary gain on the prepayment of debt and an $855,000 credit to the provision for loan losses. Net income for 1995 adjusted for the nonrecurring items would have been $5.0 million. Compared to the adjusted 1995 net income, 1996 reflects an increase of $665,000 or 14%. The increase was due primarily to a 9.6% increase in net interest income in 1996 from 1995. Also in 1996, noninterest expense increased 4.8%, from $9.1 million to $9.6 million, which is primarily due to the depreciation expense related to the new branch in Eagle Pass which was completed in late 1995 and new data processing equipment purchased in the last quarter of 1995 and throughout 1996. On a weighted average share basis, net income for 1996 was $1.21 compared to $1.23 for 1995 before the extraordinary credit.

         During 1996, the Company's Return on Assets was 1.97% compared to 2.31% and 2.06% for 1995 and 1994, respectively. The Company's Return on Equity for 1996 was 14.73% compared to 18.25% and 21.54% for 1995 and 1994, respectively. The decline in the return on equity ratio is mainly attributable to an increase in the capital of the Company. The Company's strong capital position is reflected in the ratio of average stockholders' equity to average total assets which was 13.35%, 12.65%, and 9.57% for 1996, 1995 and 1994, respectively.

         Net income for 1995 was $6.1 million compared to $5.0 million in 1994. The $1.1 million increase was primarily attributable to an improvement of $1.2 million in net interest income for 1995. Net income in 1995 and 1994 also benefited from credits to the loan loss provision of $855,000 and $990,000, respectively, due to the continued improvement in loan quality.

         The following table shows selected key performance ratios over the last three years:

                                                              1996     1995     1994
                                                              ----     ----     ----
Return on average assets                                       1.97%    2.31%    2.06%

Return on average stockholders' equity*                       14.73%   18.25%   21.54%

Average stockholders' equity* to average total assets         13.35%   12.65%    9.57%

-----------
* before adjustment for unrealized gains and losses on available for sale securities.

         The return on average assets ratio is calculated by dividing net income by average total assets for the year. The return on average stockholders' equity ratio is calculated by dividing net income by average stockholders' equity for the year, excluding the effect of the net unrealized gain or loss on available for sale securities. The average stockholders' equity to average total assets ratio is calculated by dividing average stockholders' equity for the year by average total assets for the year.

         NET INTEREST INCOME. Net interest income constitutes the principal source of income for the Company and represents the difference between interest income on earning assets and interest expense on interest-bearing liabilities. The largest category of earning assets for 1996 was investment securities with the second largest being loans. Net interest income for 1996 was $12.7 million, an increase of $1.1 million or 9.5% compared to 1995. The net increase reflected a $1.9 million increase in interest income which was offset by a $.8 million increase in interest expense. The interest income increase was due primarily to an increase in the investment security and loan portfolios. Average investment securities and average loans in 1996 increased 12% and 6%, respectively, over 1995. The Company's yield on earning assets increased to 7.84% from 7.80% in 1995. The rate paid on interest bearing liabilities increased 3 basis points from 3.83% in 1995 to 3.86% in 1996.

The net interest margin is the net return on earning assets which is computed by dividing taxable equivalent net interest income by average total earning assets. The net interest margin for 1996 was 4.80% compared to 4.77% and 4.70% for 1995 and 1994, respectively. This increase in the net interest margin for 1996 and 1995 results from increases in the volume of earning assets. The net interest spread increased one basis point to 3.98% in 1996 from 3.97% in 1995.



                            --------------------------------------------------------------------------------------------------
                                                                   Year Ended December 31,
                            --------------------------------------------------------------------------------------------------
                                          1996                              1995                             1994
                            ---------------------------------  -----------------------------  --------------------------------
INTEREST EARNED/                           Interest   Average              Interest  Average             Interest      Average
INCURRED & RATES              Average       Income/    Yield/  Average      Income/   Yield/  Average     Income/      Yield/
(Dollars in thousands)        Balance       Expense     Rate   Balance      Expense    Rate   Balance     Expense       Rate
--------------------------   ---------     ---------    ----   --------     -------    ----   --------   ---------      ----
EARNING ASSETS:
 Interest-bearing accounts   $     230     $      14    6.08%  $    423     $    26    6.15%  $    246   $      13      5.28%
 Federal funds sold ......      18,997         1,039    5.46%    18,701       1,092    5.84%    15,902         684      4.30%
 Investment securities:
  US Treasuries ..........     141,333         8,752    6.19%   127,502       7,569    5.94%   110,699       6,012      5.42%
  US Government agencies .       4,280           291    6.80%     4,867         320    6.57%     5,282         318      6.00%
  States & political
    subdivisions .........          11             1    9.09%        30           2    6.67%       354           2      0.57%
  Other ..................       3,371           100    2.96%       281          18    6.41%       322          19      5.82%
                             ---------     ---------    ----   --------     -------    ----   --------   ---------      ----
 Total investment
   securities ............     148,995         9,144    6.13%   132,680       7,909    5.96%   116,657       6,351      5.43%
 Loans, net of discounts (A)    96,787        10,634   10.99%    91,357       9,948   10.89%    89,190       8,969     10.03%
                             ---------     ---------    ----   --------     -------    ----   --------   ---------      ----

Total earning assets .....     265,009        20,831    7.86%   243,161      18,975    7.80%   221,995      16,017      7.20%
NON-INTEREST BEARING
 ASSETS:
 Cash and due from banks .      12,829                           12,048                         11,060
 Allowance for loan losses      (2,117)                          (2,353)                        (2,972)
 Other assets ............      14,507                           12,411                         11,327
                             ---------                         --------                       --------
Total assets .............   $ 290,228                         $265,267                       $241,410
                             =========                         ========                       ========
INTEREST-BEARING
 LIABILITIES:
 NOW accounts ............   $  33,342           953    2.86%  $ 32,127         985    3.05%  $ 30,603         810      2.65%
 Savings, money market
   & CD's ................     175,711         7,086    4.03%   157,910       6,214    3.94%   144,924       4,246      2.93%
 Other debt ..............       1,282            73    5.69%     2,022         160    7.91%     6,428         533      8.29%
                             ---------     ---------    ----   --------     -------    ----   --------   ---------      ----
TOTAL INTEREST-BEARING
  LIABILITIES ............     210,335         8,112    3.86%   192,059       7,359    3.83%   181,955       5,589      3.07%
Non-interest bearing
 liabilities:
 Demand deposits .........      39,489                           37,667                         35,119
 Other liabilities .......       1,590                            1,261                          1,240
                             ---------                         --------                       --------
Total liabilities ........     251,414                          230,987                        218,314
                             ---------                         --------                       --------
Redeemable Preferred
  Stock ..................          59                              715                             --
Stockholders' equity .....      38,755                           33,565                         23,096
                             ---------                         --------                       --------
Total liabilities and
  stockholders' equity ...   $ 290,228                        $ 265,267                        241,410
                             =========                        =========                        =======
Taxable-equivalent
  net interest income ....                    12,719                         11,616                         10,428
Taxable equivalent
  adjustment .............                        11                             20                             32
                                           ---------                        -------                      ---------
Net interest income ......                $   12,708                      $  11,596                        $10,396
                                           =========                        =======                      =========
Net interest spread (B) ..                              3.98%                          3.97%                            4.14%
                                                        ====                           ====                             ====
Net interest margin (C) ..                              4.80%                          4.77%                            4.70%
                                                        ====                           ====                             ====



(A) Non-accrual loans are included in the average balances used in calculating this table.

(B) The net interest spread is the difference between the average rate on total interest-earning assets and interest- bearing liabilities.

(C) The net interest margin is the taxable-equivalent net interest income divided by average earning assets.

         The following table analyzes the increases in taxable-equivalent net interest income stemming from changes in interest rates and from asset and liability volume, including mix, for the years ended December 31, 1996 and 1995. Non- accruing loans have been included in assets for calculating this table, thereby reducing the yield on loans. The changes in interest due to both rate and volume in the table below have been allocated to volume or rate change in proportion to the absolute amounts of change in each.



         ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME



                                                      1996 VS. 1995                           1995 VS. 1994
                                              --------------------------------------------------------------------------
                                                             DUE TO CHANGES IN                        DUE TO CHANGES IN
                                               INCREASE     -------------------       INCREASE       -------------------
                                              (DECREASE)    RATES        VOLUME      (DECREASE)      RATES        VOLUME
                                              ----------    -----        ------      ----------      -----        ------
                                                                     (Dollars in thousands)
TAXABLE-EQUIVALENT INTEREST INCOME:
   Interest-bearing accounts ..........      $   (12)      $  --       $   (12)      $    13       $     4       $     9
   Federal funds sold .................          (53)        (70)           17           408           288           120
   Investment securities ..............        1,235         238           997         1,558           683           875
   Loans, net of discounts ............          686          93           593           979           761           218
                                             -------       -----       -------       -------       -------       -------
     Total taxable-equivalent
       interest income ................        1,856         261         1,595         2,958         1,737         1,221
                                             -------       -----       -------       -------       -------       -------
INTEREST EXPENSE:
   Interest-bearing deposits ..........          840         112           728         2,143         1,593           550
   Other debt .........................          (87)        (29)          (58)         (373)          (24)         (349)
                                             -------       -----       -------       -------       -------       -------
     Total interest expense ...........          753          83           670         1,770         1,569           201
                                             -------       -----       -------       -------       -------       -------
TAXABLE-EQUIVALENT
   NET INTEREST INCOME ................      $ 1,103       $ 178       $   925       $ 1,188       $   168       $ 1,020
                                             =======       =====       =======       =======       =======       =======



         Taxable-equivalent net interest income for 1996 increased $1.1 million or 9.5% over 1995. Taxable-equivalent net interest income for 1995 increased $1.2 million or 3% over 1994. In 1996 and 1995, interest income increased as the volume of earning assets rose.

         INTEREST RATE SENSITIVITY. Management seeks to maintain consistent growth of net interest income through periods of changing interest rates by avoiding fluctuating net interest margins. Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to repricing characteristics of interest earning assets and liabilities.

         The following table commonly referred to as a "static gap report," indicates the Company's interest rate sensitivity position at December 31, 1996 and may not be reflective of positions in subsequent periods:

                 INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES
                             (Dollars in thousands)

                                                                                                         NON-RATE
                                                      RATE SENSITIVE                                     SENSITIVE
                                         --------------------------------------                          ---------
                                         IMMEDIATELY      WITHIN        WITHIN                             OVER
                                          0-30 DAYS      90 DAYS       ONE YEAR             TOTAL         ONE YEAR         TOTAL
                                          ---------      -------       --------             -----         --------         -----
EARNING ASSETS:
  Loans, net of discounts ........        $  52,281        $  6,488        $ 20,550        $  79,319        $ 33,939      $113,258
  Investment securities ..........              605           5,068          31,272           36,945         123,897       160,842
  Federal funds sold .............           22,650            --              --             22,650            --          22,650
  Interest-bearing accounts ......              529            --              --                529            --             529
                                          ---------        --------        --------        ---------        --------      --------
Total earning assets ...........          $  76,065        $ 11,556        $ 51,822        $ 139,443        $157,836      $297,279
                                          =========        ========        ========        =========        ========      ========


INTEREST-BEARING LIABILITIES:
  Interest-bearing transaction,
  savings and money market .......        $  97,871        $   --          $   --          $  97,871        $   --        $ 97,871
  Certificates and time deposits..           26,595          35,728          65,486          127,809           7,458       135,267
  Long term debt .................            3,640               2               8            3,650             345         3,995
                                          ---------        --------        --------        ---------        --------      --------
  Total interest-bearing
  liabilities ....................        $ 128,106        $ 35,730        $ 65,494        $ 229,330        $  7,803      $237,133
                                          =========        ========        ========        =========        ========      ========

INTEREST SENSITIVITY GAP .........        $ (52,041)       $(24,174)       $(13,672)       $ (89,887)
                                          =========        ========        ========        =========
CUMULATIVE GAP ...................        $ (52,041)       $(76,215)       $(89,887)       $ (89,887)
                                          =========        ========        ========        =========
RATIO OF EARNING ASSETS TO
  INTEREST-BEARING LIABILITIES ...            59.4%            32.3%           79.1%            60.8%




         The interest rate sensitivity table reflects a cumulative liability sensitive position during the one year period shown. Generally, this indicates that the liabilities reprice more quickly than the assets in a given period, and that a decline in market rates will benefit net interest income. An increase in market rates would have the opposite effect.

         NON-INTEREST INCOME. The major components of non-interest income are service charges and fees earned on deposit accounts. The following table summarizes changes in non-interest income during the past three years:

                              NON-INTEREST INCOME
                             (Dollars in thousands)

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------------
                                                                  1996                        1995               1994
                                                            -----------------------------------------------------------
                                                                            %                           %
                                                            AMOUNT        CHANGE        AMOUNT        CHANGE     AMOUNT
                                                            ------        ------        ------        ------     ------
Service charges and fees .............................      $ 2,371         8.6%        $ 2,184         11.6%    $1,957
Net realized gains (losses) on sales of securities ...           (6)      535.1%             (1)      -102.0%        50
Net gains on sales of other real estate
owned and other assets ...............................          103       -71.6%            365         53.2%       237
Miscellaneous income .................................          321        49.7%            214        -22.0%       277
                                                            -------         ---         -------         ----     ------

Total non-interest income ............................      $ 2,789         1.0%        $ 2,762          9.6%    $2,521
                                                            =======       =====         =======        =====     ======


         The $27,000 or 1.0% increase in non-interest income for 1996 from 1995 is due primarily to the 8.6% increase in service charges and fees. The improvement in service charges and fees can be partly attributed to a 10% increase in average deposits in 1996. Included in 1996 is non-recurring income of $97,000 due to net gains and losses on other real estate owned and investment securities which was less than the $364,000 reported in 1995. Therefore, the increase in 1996, disregarding the non-recurring items, would be $294,000 or 12.2% over 1995.

         Non-interest income for 1995 was $241,000 or 9.6% higher than 1994 primarily due to an 11.6% increase in service charges and fees.

         NON-INTEREST EXPENSE. Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense. The following table summarizes the changes in non-interest expense for the past three years:

                              NON-INTEREST EXPENSE
                             (Dollars in thousands)


                                                        FOR THE YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------
                                                   1996                     1995            1994
                                            -----------------------------------------------------
                                                            %                      %
                                            AMOUNT       CHANGE     AMOUNT       CHANGE    AMOUNT
                                            ------       ------     ------       ------    ------
Salaries and employee benefits .......      $4,848          9.7%    $4,420         3.9%    $4,253
Occupancy and equipment expenses .....       1,544         28.8%     1,198         7.4%     1,115
Data processing fees .................         418        -35.5%       648         2.9%       630
FDIC insurance .......................           6        -97.7%       257       -42.8%       449
Insurance ............................         109        -10.7%       122        -7.6%       132
Office supplies ......................         375         27.1%       295        18.0%       250
Postage and courier ..................         379         13.8%       333        29.1%       258
Professional fees ....................         689        -17.3%       833        32.0%       631
Goodwill .............................          35        100.0%       --          0.0%       --
Miscellaneous other expenses .........       1,183         13.4%     1,043        34.9%       773
                                            ------        -----     ------       -----     ------
Total non-interest expense ...........      $9,586          4.8%    $9,149         7.7%    $8,491
                                            ======        =====     ======       =====     ======

         Total non-interest expense for 1996 increased 4.8% over 1995. However, as a percentage of average assets, non-interest expense declined slightly from 3.4% in 1995 to 3.3% in 1996. The increase in non-interest expenses is reflected in occupancy and equipment expenses and salaries and benefit expense. Salaries and benefits rose 9.7% in 1996 due to salary merit increases, incentive compensation increases, the addition of employees to operate the new Eagle Pass branch, the new data center and the acquisition of FNB-Luling in September 1996. The number of full time equivalent employees increased by 21 employees in 1996 from 1995 to a total of 169. The 28.8% increase in occupancy and equipment expenses is due to the depreciation expense on the new branch facility in Eagle Pass, Texas and the addition of new data processing equipment purchased in the latter half of 1995 and throughout 1996. Some of the decline in data processing expense is reflected in the increase in equipment expense due to the Company going "in-house" for data processing. The 97.7% decline in FDIC insurance premiums on deposits occurred as a result of a reduction in the rates previously being charged by the FDIC.

         Non-interest expense of $9.1 million for the year ended 1995 represented an increase of 7.7% compared with 1994. The 32% increase in professional fees was due to fees incurred in initially complying with the reporting requirements of the Securities and Exchange Commission.

         INCOME TAXES. The Company recognized income tax expense of $206,000 in 1996 compared to $159,000 in 1995 and $440,000 in 1994. See Note 16 to the
Consolidated Financial Statements for details of tax expense. At December
31, 1996, the Company had approximately $107 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years. If unused, approximately $103 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

         INVESTMENT SECURITIES. The following table presents the consolidated investment securities portfolio as of December 31, 1996, by stated maturity with the weighted average interest yield for each range of maturities. Federal Reserve Bank stock and other equity securities are included in the classification "over ten years".

                    INVESTMENT PORTFOLIO MATURITY AND YIELDS
                             (Dollars in thousands)





                                 -------------------------------------------------------------------------------------------
                                                                  December 31, 1996
                                 -------------------------------------------------------------------------------------------
                                      One Year             One to              Five to              Over Ten
                                      or Less            Five Years           Ten Years              Years
                                 ------------------- -------------------- -------------------  -----------------------------
                                 Amount     Yield     Amount     Yield     Amount    Yield      Amount    Yield     Total
                                 --------  --------- ---------  --------  --------- ---------  --------- --------- ---------
Held to maturity securities:
 (Amortized Cost)
U.S. Treasury securities ....... $17,757      5.85%  $ 51,643     6.54%        $ 2     2.00%     $   --        --  $ 69,402
U.S. Government agency and
  mortgage backed securities....      --         --        --        --         --        --      3,184     6.69%     3,184
State and Municipal securities..      --         --        --        --         --        --         --        --        --
Foreign debt securities.........      --         --        13     6.06%         50     7.70%         --        --        63
                                 --------  --------- ---------  --------  --------- ---------  --------- --------- ---------

  Total held to maturity........ $17,757      5.85%  $ 51,656     6.54%        $52     7.48%     $3,184     6.69%  $ 72,649
                                 ========  ========= =========  ========  ========= =========  ========= ========= =========

Available for sale securities:
 (Fair Value)
U.S. Treasury securities........ $18,599      6.06%  $ 62,047     6.05%        $--        --     $   --        --  $ 80,646
U.S. Government agency and
  mortgage backed securities....   1,291      6.79%     1,202     7.14%         --        --        126     8.51%     2,619
Other securities................      --         --        --        --         --        --      4,928     3.24%     4,928
                                 --------  --------- ---------  --------  --------- ---------  --------- --------- ---------

  Total available for sale...... $19,890      6.10%  $ 63,249     6.07%        $--        --     $5,054     3.37%  $ 88,193
                                 ========  ========= =========  ========  ========= =========  ========= ========= =========

   Total investment securities.. $37,647      5.98%  $114,905     6.28%        $52     7.48%     $8,238     4.65%  $160,842
                                 ========  ========= =========  ========  ========= =========  ========= ========= =========

         The weighted average yield on the investment security portfolio of the Company at December 31, 1996 was 6.13% compared to a weighted average yield of 5.74% at December 31, 1995. See Note 1 of the Notes to the Consolidated Financial Statements for a discussion regarding the investment classifications held to maturity and available for sale.

         Note 3 to this report reflects the estimated fair value for various categories of investment securities as of December 31, 1996 and 1995.

         The following table presents the book value of investment securities at December 31:

                                                         DECEMBER 31,
                                               ---------------------------------
                                                    (Dollars in Thousands)
                                                  1996        1995       1994
                                               ---------   ---------   ---------
U.S. Treasury securities ....................  $ 149,400   $ 125,537   $ 131,170
U.S. Government agencies and corporations ...      4,132          --         168
Mortgage backed securities ..................      1,638       4,529       5,064
Other securities ............................      4,247       1,464         565
                                               ---------   ---------   ---------
   Total ....................................  $ 159,417   $ 131,530   $ 136,967
                                               =========   =========   =========


         LOANS.   The following table presents the composition of the Company's loan portfolio by type of loan:

                                 LOAN PORTFOLIO
                             (Dollars in thousands)


                                                                     DECEMBER 31,
                               ----------------------------------------------------------------------------------------------------
                                          % OF                 % OF                 % OF                 % OF                 % OF
                               1996       TOTAL      1995      TOTAL     1994       TOTAL     1993       TOTAL     1992       TOTAL
                              -------     -----    -------     -----    -------     -----    -------     -----    -------     -----
Commercial ................   $23,992      21.2%   $13,643      14.9%   $15,175      16.8%   $13,095      14.4%   $14,314     15.3%
Real estate construction ..     6,324       5.6%    11,868      13.0%    10,085      11.2%     8,329       9.2%     9,587     10.2%
Real estate mortgage ......    65,556      57.9%    51,664      56.4%    49,406      54.6%    47,347      52.1%    41,881     44.7%
Consumer installment
net of unearned discount...    17,386      15.3%    14,413      15.7%    15,782      17.4%    22,043      24.3%    27,885     29.8%
                             --------     -----     ------     -----    -------     -----    -------     -----    -------    -----
Total loans ...............  $113,258     100.0%   $91,588     100.0%   $90,448     100.0%   $90,814     100.0%   $93,667    100.0%
                             ========     =====    =======     =====    =======     =====    =======     =====    =======    =====

         The preceding loan composition table shows that in 1996 total loans increased $21.7 million or 23.7% over 1995. Approximately $14.7 million of this increase was due to the loans obtained in connection with the FNB-Luling acquisition. At December 31, 1996, loans were 40.5% of deposits compared to 39.5% at the previous year end.

         The following table presents commercial and real estate construction loans as of December 31, 1996, based on scheduled principal repayments and the total amounts of loans due after one year classified according to sensitivity to changes in interest rates:

                    MATURITIES AND RATE SENSITIVITY OF LOANS
                             (Dollars in thousands)

                                                       OVER ONE YEAR   OVER
                                             ONE YEAR     THROUGH      FIVE
                                              OR LESS    FIVE YEARS    YEARS    TOTAL
                                              -------   -----------    -----    -----
Commercial................................    $19,848      $4,029      $  115   $23,992
Real estate construction .................      3,087       2,166       1,071     6,324
                                              -------      ------      ------   -------

Total ....................................    $22,935      $6,195      $1,186   $30,316
                                              =======      ======      ======   =======

         Of the loans maturing after one year, $2,324,000 have fixed interest rates and $5,057,000 have variable interest rates.

         ALLOWANCE FOR POSSIBLE LOAN LOSSES. The allowance for loan losses is established through charges to operations in the form of a provision for loan losses. Loans, or portions thereof, which are considered to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The allowance represents the amount, which in the judgment of each subsidiary Bank's management, will be adequate to absorb possible losses. The adequacy of the allowance is determined by management's continuous evaluation of the loan portfolio and by the employment of third party loan review consultants. Industry concentrations, specific credit risks, past loan loss experience, delinquency ratios, current loan portfolio quality and projected economic conditions in the Bank's market areas are pertinent factors in determining the adequacy of the allowance for possible loan losses. Loans identified as losses by management, external loan review or bank examiners are charged-off.

         Despite loan growth in 1996, a credit to the provision for loan losses of $5,000 was made to reduce the allowance for loan losses to an appropriate level. Credits to the provision for loan losses were also made in 1995 and 1994 in the amounts of $855,000 and $990,000, respectively. The aggregate total of credits made to the provision for loan losses since the 1992 reorganization amounts to $5,680,000 and was a significant contribution to the improved capitalization of the Company. The improvement in credit quality of the loan portfolio and recoveries of previously charged-off loans that provided unanticipated additions to the allowance for possible loan losses justify the credits made to the allowance. The Company recorded net recoveries of $40,000 for the year ended December 31, 1996 compared to net recoveries of $266,000 for 1995.

         The following table summarizes, for the periods presented, the activity in the allowance for possible loan losses arising from provisions credited to operations, loans charged off and recoveries of loans previously charged off:

                 ANALYSIS OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
                             (Dollars in thousands)

                                                                                                                ------
                                                          -----------------------------------------------       SEVEN
                                                                        YEAR ENDED DECEMBER 31,                 MONTHS
                                                          -----------------------------------------------       ENDED
                                                           1996          1995         1994          1993         1992
                                                           ----          ----         ----          ----        ------
Average loans outstanding .............................   $ 94,671     $ 91,357     $ 89,190     $ 91,233     $ 96,982
                                                          ========     ========     ========     ========     ========
Balance at beginning of year ..........................   $  1,906     $  2,495     $  3,005     $  4,415     $  7,191
Allowance on acquired loans ...........................        467         --           --           --           --
Charge-Offs:
Commercial ............................................         76           60           16          286          (A)
Real estate construction ..............................       --           --             10           12          (A)

Real estate mortgage ..................................       --              6           45            2          (A)
Consumer installment ..................................        175          264          249          680          935
                                                          --------     --------     --------     --------     --------
Total charge-offs .....................................        251          330          320          980          935
Recoveries:
Commercial ............................................         39           69           73          133          (A)
Real estate construction ..............................       --           --            100           56          (A)
Real estate mortgage ..................................         70          285          210          159          (A)
Consumer installment ..................................        182          242          417          512          699
                                                          --------     --------     --------     --------     --------
Total recoveries ......................................        291          596          800          860          699
                                                          --------     --------     --------     --------     --------
Net charge-offs (recoveries) ..........................        (40)        (266)        (480)         120          236
Provision charged (credited) to operating expense .....         (5)        (855)        (990)      (1,290)      (2,540)
                                                          --------     --------     --------     --------     --------
Balance at end of year ................................   $  2,408     $  1,906     $  2,495     $  3,005     $  4,415
                                                          ========     ========     ========     ========     ========
Net charge-offs (recoveries) as a percentage of
average loans outstanding .............................      -0.04%       -0.29%       -0.54%        0.13%         .24%
                                                              ====         ====         ====         ====          ===
Allowance for possible loan losses as a percentage
of year-end loans, net of unearned discount ...........       2.13%        2.08%        2.76%        3.31%        4.71%
                                                              ====         ====         ====         ====         ====

(A) Detail not available. Amount included with consumer installment loans.

         The following table reflects the allocation of the allowance for possible loan losses to the various loan categories and the corresponding percentage of total loans that it represents. Management believes that the allowance can be allocated by category only on an approximate basis.

                ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
                             (Dollars in thousands)


                                      ---------------------------------------------------------------------------------------
                                                                          DECEMBER 31,
                                      ---------------------------------------------------------------------------------------
                                              1996            1995          1994            1993                 1992
                                      ------------------  -------------  -------------  ----------------    -----------------
                                                   % OF           % OF           % OF              % OF                 % OF
                                                   TOTAL          TOTAL          TOTAL             TOTAL                TOTAL
                                         AMOUNT    LOANS  AMOUNT  LOANS  AMOUNT  LOANS  AMOUNT     LOANS    AMOUNT      LOANS
                                         ------    -----  ------  -----  ------  -----  ------     -----    ------      -----
Commercial ..................         $  131      0.12% $  306    0.33% $  195   0.22% $  243       0.27%  $   377       0.40%
Real estate construction ....             --       --       --     --      --     --       --        --          3       0.00%
Real estate mortgage.........            614      0.54%    729    0.80%    811   0.90%    729       0.80%    1,098       1.17%
Consumer installment.........            185      0.16%    255    0.28%    370   0.41%    658       0.72%      516       0.55%
Unallocated .................          1,478      1.31%    616    0.67%  1,119   1.24%  1,375       1.51%    2,421       2.59%
                                      ------      ----     ---    ----   -----   ----   -----       ----     -----       ----

Total                                 $2,408      2.13% $1,906    2.08% $2,495   2.76% $3,005       3.31%  $ 4,415       4.71%
                                      ======      ====  ======    ====  ======   ====  ======       ====   =======       ====


         Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories. The allocation is determined by providing specific reserves against each criticized loan plus an unallocated portion against the remaining portfolio based on experience factors.

         NON-PERFORMING ASSETS. Non-performing assets consist of non-accrual loans and foreclosed real estate. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is ninety days or more past due. All installment loans past due ninety days or more are placed on non-accrual unless the loan is well secured or in the process of collection. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.

         Foreclosed real estate consists of property which has been acquired through foreclosure. At the time of foreclosure, the property is recorded at the lower of the estimated fair value less selling expenses or the loan balance with any write down charged to the allowance for loan losses. Any future write downs on the property are charged to operations.

         The following table discloses non-performing assets and loans 90 days past due and still accruing interest as of December 31:

                             NON-PERFORMING ASSETS
                             (Dollars in thousands)


                                                          ----------------------------------------------
                                                                            DECEMBER 31,
                                                          ----------------------------------------------
                                                            1996      1995      1994      1993      1992
                                                            ----      ----      ----      ----      ----
Non-accrual loans .....................................   $1,195    $1,177    $1,070    $1,350    $3,554
Restructured loans ...................................        90      --        --        --        --
Foreclosed real estate ................................      715       888       735     1,307     1,609
                                                             ---       ---       ---     -----     -----
Total non-performing assets ...........................   $2,000    $2,065    $1,805    $2,657    $5,163
                                                          ======    ======    ======    ======    ======

NON-PERFORMING ASSETS AS A PERCENTAGE OF:
Total assets ..........................................     0.61%     0.76%     0.68%     1.15%     2.27%
Total loans plus foreclosed real estate ...............     1.75%     2.23%     1.98%     2.88%     5.42%

Accruing loans past due 90 days or more ...............   $  182    $  383    $  151    $  154    $  227

         Interest income that would have been earned in 1996 on non-accrual loans had such loans performed in accordance with the original contracted terms was $187,000. The amounts related to 1995 and 1994 were $115,000 and $117,000, respectively.

         Independent third party loan reviews of the subsidiary Banks are performed on an annual basis. The loans are also reviewed by banking regulators on an eighteen month basis. On a monthly basis, the Board of Directors' Loan Committee of each Bank reviews new loans, renewals and delinquencies. Management of each Bank monitors on a continuing basis those loans which it feels should be followed closely. The Banks are required by the regulatory authorities to have foreclosed real estate appraised periodically.

         DEPOSITS. The primary source of funds for the Company is the deposits of the subsidiary Banks. The Company does not accept brokered deposits. The following table presents average balances and the corresponding average rate paid for the deposit categories:

                    AVERAGE DEPOSITS AND AVERAGE RATES PAID
                             (Dollars in thousands)


                                                     ---------------------------------------------------------------------
                                                                          YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------
                                                           1996                     1995                      1994
                                                     ------------------        ------------------       ------------------
                                                                   RATE                      RATE                    RATE
                                                     AMOUNT        PAID        AMOUNT        PAID       AMOUNT        PAID
                                                     ------        ----        ------        ----       ------        ----
Noninterest-bearing demand deposits ...........     $ 39,489          --    $ 37,667         --     $ 35,119     --
INTEREST-BEARING DEPOSITS:
Interest-bearing transaction (NOW) accounts ...       33,342         2.85%    32,127         3.05%    30,603        2.58%
Savings and money market accounts .............       54,928         2.90%    51,992         2.81%    51,488        2.55%
Certificates and time deposits under $100,000..       76,248         4.36%    68,654         4.30%    65,178        3.04%

Certificates and time deposits greater than
$100,000 ......................................       44,535         4.86%    37,264         4.85%    28,258        3.44%
                                                      ------         ----     ------         ----     ------        ----

Total interest-bearing deposits ...............      209,053                $190,037                $175,527
                                                    --------                --------                 -------
Weighted average rate paid ....................                      3.85%                   3.79%                  2.88%
                                                                     ====                    ====                   ====
Total average deposits ........................     $248,542                $227,704                $210,646
                                                    ========                ========                ========


         Total average deposits increased $21 million or 9.2% with the majority of the increase reflected in certificates of deposit greater than $100,000. Included in total deposits is $83,677,000, $77,731,000, and $70,937,000 of
Mexican National deposits at December 31, 1996, 1995, and 1994, respectively.

         The remaining maturity on certificates of deposit greater than $100,000 as of December 31, 1996 is presented below: (Dollars in thousands)

                               THREE           OVER THREE          OVER SIX            OVER
                               MONTHS            THROUGH           THROUGH            TWELVE
                               OR LESS          SIX MONTHS       TWELVE MONTHS         MONTHS              TOTAL
                               -------          ----------       -------------         ------              -----
Certificates of deposit
greater than $100,000          $ 21,650            $13,671           $15,160            $2,170             $52,651
                               ========            =======           =======            ======             =======

LIQUIDITY

         Liquidity is the ability to have funds available at all times to meet the commitments of the Company. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and short-term investments in time deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the Company's trade area. The Banks have not and do not solicit brokered deposits as a funding source. The liquidity of the Company is enhanced by the fact that 77% of total deposits at December 31, 1996 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

         At December 31, 1996, the Company's liquid assets amounted to $129 million or 39% of total gross assets, up from $102 million or 38% at December 31, 1995. Secondary sources of liquidity include the Company's ability to sell loan participations and purchase federal funds. NBC-Eagle Pass has an approved federal funds line at a correspondent bank.

         Subsequent to December 31, 1996, the Company was advanced $3 million on its line of credit to provide additional funds to pay off the short term notes payable related to the Luling acquisition. See Note 8 in the Notes to the Consolidated Financial Statements for the terms of the notes.

CAPITAL RESOURCES

          Total stockholders' equity increased $6.9 million to $42.9 million at December 31, 1996 from $36.0 million at December 31, 1995. In addition to net income of $5.7 million, stockholders' equity increased $.5 million due to an improvement in the net fair value of securities available for sale, Series B Preferred Stock was converted to Common Stock and $8,000 was received for the exercise of stock options. The ratio of total stockholders' equity to total assets was 13.1% at December 31, 1996 compared with 13.3% at December 31, 1995.

         The Company and subsidiary Banks are subject to minimum capital ratios mandated by their respective banking industry regulators. The table below illustrates the Company and subsidiary Bank's compliance with the risk-based capital guidelines of the FRB and the OCC. These guidelines are designed to measure Tier 1 and total capital while taking into consideration the risk inherent in both on and off-balance sheet items. Off-balance sheet items at December 31, 1996 include unfunded loan commitments and letters of credit. Currently under the regulatory guidelines, the net unrealized gain or loss on securities available for sale is not included in the calculation of risk based capital and the leverage ratio. The leverage ratio is Tier 1 capital divided by average total assets. A leverage ratio of 3.0% is the minimum requirement for only the most highly rated banking organizations and all other institutions are required to maintain a leverage ratio of 3 to 5 percent.

         Tier 1 capital for the Company includes common stockholders' equity less goodwill. Total capital includes Tier 1 capital and a portion of the allowance for loan losses. The ratios are calculated by dividing the qualifying capital by the risk-weighted assets. The minimum ratio for qualifying total capital is 8.0% of which 4.0% must be Tier 1 capital.

         The table below illustrates the Company and its subsidiary Bank's compliance with the risk-based capital guidelines as of December 31, 1996:

                                                                        NBC           NBC           NBC           FNB
                                                      CONSOLIDATED   EAGLE PASS     LAREDO        ROCKDALE      LULING
                                                      ------------   ----------     ------        --------      ------
                                                                           (Dollars in thousands)
Total average assets (less goodwill) ..............     $289,711      $162,407      $61,561      $52,947      $   25,753
Risk weighted assets (net of goodwill)                  $117,986      $ 50,009      $38,872      $15,707      $   16,935

Tier 1 capital ....................................     $ 39,614      $ 16,674      $ 7,159      $ 7,051      $    2,896
Total capital .....................................     $ 41,100      $ 17,305      $ 7,645      $ 7,247      $    3,108

Leverage ratio ....................................        13.67%        10.27%       11.63%       13.32%         11.25%

Risk based capital ratios:
Tier 1 ............................................        33.58%        33.34%       18.42%       44.89%         17.10%
Total capital .....................................        34.84%        34.60%       19.67%       46.14%         18.35%

         The Company and its subsidiary Banks exceed the risk-based capital and leverage requirements set by the regulators as evidenced in the above table. As of December 31, 1996, the Company and its subsidiary Banks met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

ACCOUNTING MATTERS

         SFAS No. 123 "Accounting for Stock-Based Compensation," issued in October 1995, and effective beginning in 1996, will allow companies to adopt a fair value based method of accounting for employee stock option plans, or to continue on the intrinsic value based method currently prescribed by Accounting Principals Board ("APB") Opinion No. 25. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount the employee must pay for the stock. If a company continues to use the intrinsic value based method, it must make certain pro forma disclosures of net income and earnings per share as if the fair value method of accounting for stock options were used as prescribed by SFAS No. 123. The Company has determined that it will continue to account for stock-based compensation using APB Opinion No. 25 for both stock option plans and, accordingly, no compensation cost will be recognized for stock options in the consolidated financial statements. In determining compensation cost based on the fair value method at the date of grant for stock options under SFAS No. 123, the Company's net income and net income per share would have been reduced by less than 1% for 1996, 1995 and 1994.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of National Bancshares Corporation of Texas and Subsidiaries
Laredo, Texas


We have audited the accompanying consolidated balance sheets of National Bancshares Corporation of Texas and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bancshares Corporation of Texas and Subsidiaries as of December 31, 1996 and 1995, and the results of operations and its cash flows for the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ Padgett, Stratemann & Co., L.L.P.


Padgett, Stratemann & Co., L.L.P.
Certified Public Accountants
February 21, 1997

                       NATIONAL BANCSHARES CORPORATION OF
                             TEXAS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                     ASSETS


                                                                                    1996        1995
                                                                                 ---------   ---------
Cash and Due from Banks
Interest Bearing Deposits in Banks                                                $ 17,305     $14,707
Federal Funds Sold                                                                     529         193
Securities Available for Sale                                                       22,650      19,845
Securities Held to Maturity                                                         88,193      66,864
Loans - Net of Unearned Discount and Allowance for                                  72,649      65,775
Loan Losses
Bank Premises and Equipment                                                        110,850      89,682
Other Assets                                                                         6,978       6,569
                                                                                     8,764       6,457
                                                                                 ---------   ---------
                                                                                 $ 327,918   $ 270,092
                                                                                 =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  1996           1995
                                                                                  ----           ----
DEPOSITS:
 Demand - Non-interest Bearing                                                   $ 46,617     $ 37,706
 NOW, Money Market, and Savings Accounts                                           97,871       83,490
 Time - $100,000 and over                                                          52,651       38,260
 Other Time                                                                        82,616       72,481
                                                                                 --------     --------
    TOTAL DEPOSITS                                                                279,755      231,937
 Accrued Interest Payable and Other Liabilities                                     1,259        1,097
 Other Debt                                                                         3,995          366
                                                                                 --------     --------
    TOTAL LIABILITIES                                                             285,009      233,400
                                                                                 --------     --------
REDEEMABLE PREFERRED STOCK - SERIES B CONVERTIBLE                                    --            715
                                                                                 --------     --------
STOCKHOLDERS' EQUITY:
 Common Stock - $.001 par value; 100,000,000 shares authorized; 4,658,734
  shares in 1996 and 4,529,855 shares issued and outstanding in 1995                    5            4
 Surplus                                                                           16,341       15,619
 Retained Earnings                                                                 25,321       19,611
 Net Unrealized Appreciation on Securities Available
  for Sale, net of tax of $182 in 1996 and $366 in 1995                             1,242          743
                                                                                 --------     --------
    TOTAL STOCKHOLDERS' EQUITY                                                     42,909       35,977
                                                                                 --------     --------
                                                                                $ 327,918    $ 270,092
                                                                                =========    =========


Notes to consolidated financial statements form an integral part of these statements.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             1996            1995              1994
                                                                       -----------      -----------      -----------
INTEREST INCOME:
 Interest and Fees on Loans                                             $   10,623      $     9,928      $     8,937
 Interest on Investment Securities - Taxable                                 9,144            7,907            6,349
 Interest on Investment Securities - Nontaxable                                  1                2                2

 Interest on Federal Funds Sold                                              1,038            1,092              684
 Interest on Deposits in Banks                                                  14               26               13
                                                                       -----------      -----------      -----------
  TOTAL INTEREST INCOME                                                     20,820           18,955           15,985
INTEREST EXPENSE:
 Interest on Deposits                                                        8,039            7,199            5,056
 Interest on Debt                                                               73              160              533
                                                                       -----------      -----------      -----------
  TOTAL INTEREST EXPENSE                                                     8,112            7,359            5,589
                                                                       -----------      -----------      -----------
NET INTEREST INCOME                                                         12,708           11,596           10,396
 Credit for Possible Loan Losses                                                (5)            (855)            (990)
                                                                       -----------      -----------      -----------
  NET INTEREST INCOME AFTER CREDIT TO PROVISION FOR
  POSSIBLE LOAN LOSSES                                                      12,713           12,451           11,386

NON-INTEREST INCOME:
 Service Charges and Fees                                                    2,371            2,184            1,957
 Net Realized (Losses) Gains on Sales of Securities                             (6)              (1)              50
 Net Gains on Sales of Other Real Estate Owned and Other Assets                103              365              237
 Miscellaneous Income                                                          321              214              277
                                                                       -----------      -----------      -----------
  TOTAL NON-INTEREST INCOME                                                  2,789            2,762            2,521
NON-INTEREST EXPENSE:
 Salaries and Employee Benefits                                              4,848            4,420            4,253
 Occupancy and Equipment Expenses                                            1,544            1,198            1,115
  Other Operating Expenses                                                   3,194            3,531            3,123
                                                                       -----------      -----------      -----------
  TOTAL NON-INTEREST EXPENSE                                                 9,586            9,149            8,491

  INCOME BEFORE FEDERAL INCOME TAXES AND
   EXTRAORDINARY ITEM                                                        5,916            6,064            5,416
Federal Income Tax Expense                                                     206              159              440
                                                                       -----------      -----------      -----------
INCOME BEFORE EXTRAORDINARY ITEM                                             5,710            5,905            4,976
Gain Realized on Prepayment of Debt, net of tax of $4                         --                219             --
                                                                       -----------      -----------      -----------
  NET INCOME                                                           $     5,710      $     6,124      $     4,976
                                                                       ===========      ===========      ===========

Income per common and common-equivalent share:
 Before Extraordinary Item                                              $      1.21      $      1.23      $      1.25
 Extraordinary Item                                                            --               0.05             --
                                                                       -----------      -----------      -----------
Net Income per share                                                   $      1.21      $      1.28      $      1.25
                                                                       ===========      ===========      ===========

Weighted Average Number of Common and
Common-Equivalent Shares Outstanding                                     4,715,010        4,785,132        3,988,185


Notes to consolidated financial statements form an integral part of these statements.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  (DOLLARS AND NUMBER OF SHARES IN THOUSANDS)




                                                  SERIES A CONVERTIBLE PREFERRED STOCK
                                                  ------------------------------------

                                                       NUMBER OF
                                                        SHARES     PAR     SURPLUS
                                                        -----      ---     -------
BALANCE AT JANUARY 1, 1994                              2,604     $ 26     $ 2,578
Effect of adopting SFAS No. 115 at January 1, 1994         --       --          --
Net income                                                 --       --          --
Cancellation of shares due to untendered claims:
 Common                                                    --       --          --
 Preferred                                               (402)      (4)       (398)
Conversion of Preferred to Common                          (9)      --          (9)
Exercise of Common Stock option                            --       --          --
Common Stock issued                                        --       --          --
Eight-for-one reverse stock split                          --       --          --
Net change in unrealized depreciation on securities
 available for sale, net of tax benefit of $911            --       --          --
                                                       ------     ----     -------
BALANCE AT DECEMBER 31, 1994                            2,193       22       2,171
Net income                                                 --       --          --
Redemption of Preferred Stock                          (1,270)     (13)     (1,257)
Conversion of Preferred to Common                        (923)      (9)       (914)
Net change in unrealized appreciation on securities
 available for sale, net of tax of $797                    --       --          --
                                                       ------     ----     -------
BALANCE AT DECEMBER 31, 1995                               --       --          --
Net income                                                 --       --          --
Conversion of Series B Preferred to Common                 --       --          --
Exercise of Common Stock option                            --       --          --
Net change in unrealized appreciation on securities
 available for sale, net of tax of $183                    --       --          --
                                                       ------     ----     -------
BALANCE AT DECEMBER 31, 1996                               --      $--     $    --
                                                       ======     ====     =======


Notes to consolidated financial statements form an integral part of these statements.

                                                                  NET UNREALIZED
                                                                   APPRECIATION
               COMMON STOCK                                       (DEPRECIATION)
----------------------------------------                          ON SECURITIES
 NUMBER OF                                        RETAINED          AVAILABLE
 SHARES            PAR           SURPLUS          EARNINGS           FOR SALE          TOTAL
 ---------        ----           -------          --------        --------------     --------
 26,512           $ 27           $ 9,034          $ 8,511              $--           $ 20,176
     --             --                --               --              933                933
     --             --                --            4,976               --              4,976

   (211)            --                --               --               --                 --
     --             --               402               --               --                 --
      1             --                 9               --               --                 --
  1,894              1                93               --               --                 94
    888              1             4,974               --               --              4,975

(24,670)           (25)               25               --               --                 --

     --             --                --               --           (1,768)            (1,768)
  -----           ----           -------          -------          -------           --------
  4,414              4            14,537           13,487             (835)            29,386

     --             --                --            6,124               --              6,124
     --             --               159               --               --             (1,111)

    116             --               923               --               --                 --

     --             --                --               --            1,578              1,578
  -----           ----           -------          -------          -------           --------
  4,530              4            15,619           19,611              743             35,977
     --             --                --            5,710               --              5,710
    128              1               714               --               --                715
      1             --                 8               --               --                  8
     --             --                --               --              499                499
  -----           ----           -------          -------          -------           --------
  4,659           $  5           $16,341          $25,321          $ 1,242           $ 42,909
  =====           ====           =======          =======          =======           ========






Notes to consolidated financial statements form an integral part of these statements.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)


                                                                         1996         1995         1994
                                                                       --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                             $  5,710     $  6,124     $  4,976
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization                                            944          613          682
   Deferred federal income taxes                                             61           38          320
   Restoration of loan loss provision                                        (5)        (855)        (990)
   Net realized loss (gain) on sales of securities                            6            1          (50)
   Gain on sale on other real estate owned and other assets                (103)        (365)        (237)
   Extraordinary gain on prepayment of debt (gross)                          --         (223)          --
   Increase in accrued interest receivable                                 (196)         (96)        (277)
   (Increase) decrease in prepaid expenses and other assets                 (42)           1          943
   Increase (decrease) in accrued interest payable and other                 39          126         (186)
   Write-down of other real estate owned                                     18           72           54
                                                                       --------     --------     --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                            6,432        5,436        5,235
                                                                       --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease (increase) in federal funds sold                          2,320         (445)      (7,880)
   Net decrease (increase) in interest bearing deposits in banks            (40)          70         (263)
   Purchases of securities available for sale                           (44,009)     (16,872)     (14,437)
   Proceeds from maturities of securities available for sale             16,225        9,238        5,312
   Proceeds from sales of securities available for sale                  10,226        6,356        5,455
   Purchases of securities to be held to maturity                       (23,865)     (16,251)     (46,393)
   Proceeds from maturities of securities to be held to maturity         17,811       22,877       20,426
   Proceeds from sales of securities to be held to maturity                  --           --        1,506
   Net (increase) decrease in loans                                      (6,624)      (1,260)       1,019
   Capital expenditures                                                    (730)      (2,664)        (392)
   Capital expenditures on other real estate owned                           --            1         (131)
   Proceeds from sale of other real estate owned                            431          524          776
   Net (payments for) cash acquired from acquisitions                       (46)          --           --
                                                                       --------     --------     --------
     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                (28,301)       1,574      (35,002)
                                                                       --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from principal advances on other debt                           140          175          198
   Principal payments on other debt                                        (150)      (4,044)      (3,889)
   Net increase (decrease) in demand deposits, NOW accounts,
   money market accounts, and savings accounts                           10,206       (4,933)      12,837
   Net increase in time deposits                                         14,263        7,816       13,890
   Sale of Common Stock                                                      --           --        4,975
   Exercise of Common Stock options                                           8           --           94
   Redemption of Series A Preferred Stock                                    --       (1,111)          --
                                                                       --------     --------     --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 24,467       (2,097)      28,105
                                                                       --------     --------     --------
   Net increase (decrease) in cash and due from banks                     2,598        4,913       (1,662)
   Cash and due from banks at beginning of year                          14,707        9,794       11,456
                                                                       --------     --------     --------
   Cash and due from banks at end of year                              $ 17,305     $ 14,707     $  9,794
                                                                       ========     ========     ========


Notes to consolidated financial statements form an integral part of these statements.

                 NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of National Bancshares Corporation of Texas (the Company) and its wholly-owned subsidiaries conform to generally accepted accounting principles and to general practices within the banking industry. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Following is a summary of the Company's more significant accounting and reporting policies:

    NATURE OF OPERATIONS

    The Company is a bank holding company which operates four commercial banks. Two banks are located in Central Texas and the other two banks are located on the Texas-Mexico border.

    CONSOLIDATION

    The consolidated financial statements include the accounts of National Bancshares Corporation of Texas and its wholly-owned subsidiary, NBT of Delaware, Inc. (the Delaware Company) and the accounts of the Delaware Company's wholly-owned subsidiaries, NBC Bank Eagle Pass, N.A. (Eagle
    Pass), NBC Bank Laredo, N.A. (Laredo), NBC Bank Rockdale (Rockdale), The First National Bank in Luling (Luling), and NBC-Holdings, Inc., collectively referred to as the "Banks." Significant intercompany accounts and transactions have been eliminated in consolidation.

    The Delaware Company was formed during 1995 as a bank holding company. It acquired all of the common stock of the Banks in a stock exchange with the Company in a business combination accounted for similar to a pooling of interests. The transaction does not affect any previously reported consolidated financial statement amounts.

    INVESTMENTS IN SECURITIES

    Pursuant to SFAS No. 115, the Company's investments in securities are classified in three categories and accounted for as follows:

    o TRADING SECURITIES. Securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income. As of December 31, 1996 and 1995, the Company had no securities classified as trading securities.

    o SECURITIES TO BE HELD TO MATURITY. Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method over the period to maturity.

    o SECURITIES AVAILABLE FOR SALE. Securities available for sale consist of bonds, notes, and debentures not classified as trading securities nor as securities to be held to maturity. These securities are recorded at their fair values. Unrealized holding gains and losses, net of tax, on securities for sale are reported as a net amount in a separate component of stockholders' equity.

    Declines in the fair market value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

    Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

                 NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    The transfer of a security between categories of investments is accounted for at fair value. For a debt security transferred into the available for sale category from the held to maturity category, the unrealized holding gain or loss at the date of the transfer is recognized in a separate component of stockholders' equity.

    ALLOWANCE FOR POSSIBLE LOAN LOSSES

    The allowance is maintained at a level adequate to absorb probable losses. Management determines the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and other pertinent factors. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

    BANK PREMISES AND EQUIPMENT

    Land is carried at cost. Bank premises and equipment are stated at cost, net of accumulated depreciation. Depreciation is recognized on straight-line and accelerated methods over the estimated useful lives of the assets. The estimated useful lives range from 3 to 50 years. Amortization of leasehold improvements is computed using the straight-line method over the primary term of the lease.

    INTEREST INCOME ON LOANS

    Unearned income on discounted loans is credited to the unearned discount account when the loan is made and is recorded as interest income over the term of the loan based on methods that approximate the interest method.

    Interest on other loans is accrued and credited to income based on the principal amount outstanding. Generally, the accrual of interest on impaired loans is discontinued when principal or interest payments become 90 days past due, and/or in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed and charged to current year operations. Interest income is subsequently recognized only to the extent cash payments are received.

    LOAN ORIGINATION FEES AND COSTS

    Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment of the yield over the contractual term of the related loan.

    PROFIT SHARING PLAN

    The Company has a defined contribution profit sharing plan covering substantially all employees. Contributions to the plan are determined annually by each Bank's Board of Directors.

    OTHER REAL ESTATE OWNED

    Real estate acquired by foreclosure is carried in other assets at the lower of the recorded investment in the property or the fair value of the property less estimated selling costs. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income, are included in other expenses. A valuation reserve is maintained to record the excess of the carrying values over the fair market values of the properties.

                 NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    INTANGIBLE ASSETS

    The excess cost over fair value of net assets of businesses acquired (goodwill) is amortized on a straight-line basis over fifteen years. Intangible assets are included in other assets. All such intangible assets are periodically evaluated as to the recoverability of their carrying value.

    INCOME TAXES

    The Company and its subsidiaries file an income tax return on a consolidated basis. Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of nontaxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provisions for income taxes.

    CASH AND CASH EQUIVALENTS

    For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the consolidated balance sheet caption "cash and due from banks."

    OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

    In the ordinary course of business, the subsidiary Banks have entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

    The Company or its subsidiaries are not a party to any off-balance-sheet derivative financial instruments such as interest rate futures or swap contracts.

    EARNINGS PER SHARE OF COMMON STOCK

    EARNINGS PER SHARE have been computed based on the weighted average number of common and common equivalent shares outstanding during the years ended December 31, 1996, 1995, and 1994. In accordance with Accounting Principles Board (APB) Opinion No. 15, the Series B Convertible Preferred Stock has been considered as common stock equivalents because they have characteristics essentially the same as the common shares. Common Stock Purchase Options have been included in earnings per share as common stock equivalents from the date of their grant.

    FULLY DILUTED EARNINGS PER SHARE are not presented for 1996, 1995, and 1994 because the dilutive effect is less than three percent.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

                 NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

    CARRYING AMOUNTS APPROXIMATE FAIR VALUES for cash and due from banks; interest bearing deposits in banks; federal funds sold; securities available for sale; variable rate loans; accrued interest receivable and payable; demand deposits; NOW, money market, and savings accounts; and variable rate time deposits.

    QUOTED MARKET PRICES, where available, or if not available, based on quoted market prices of comparable instruments for securities to be held to maturity.

    DISCOUNTED CASH FLOWS using interest rates currently being offered on instruments with similar terms and with similar credit quality, including fixed rate loans; fixed rate time deposits; and other debt.

    QUOTED FEES CURRENTLY BEING CHARGED for off-balance-sheet instruments, including letters of credit and loan commitments.

    RECLASSIFICATIONS

    Certain amounts have been reclassified from prior presentations at December 31, 1995 to conform to classifications at December 31, 1996. There is no effect on previously reported net income or retained earnings.

2.  ACQUISITION

    On September 30, 1996, the Company acquired Luling Bancshares, Inc., including its subsidiary, The First National Bank in Luling, in Luling, Texas. The transaction was accounted for as a purchase. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair value at the date of acquisition. Results of operations are included from the date of acquisition. The Company acquired approximately $26 million in total assets and assumed liabilities of approximately $24 million. The Company paid a premium of approximately $2 million over the book value of the net assets. The Company paid approximately $1.2 million in cash and executed short term notes payable of $3.6 million due January 2, 1997 for the remainder of the purchase price.

3.  INVESTMENT SECURITIES

    Investment securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of investment securities of the Company and their approximate fair values at December 31 were as follows:

                                                                       DECEMBER 31, 1996
                                               -------------------------------------------------------------------
                                                                     GROSS             GROSS              GROSS
                                               AMORTIZED           UNREALIZED        UNREALIZED        APPROXIMATE
                                                  COST               GAINS             LOSSES           FAIR VALUE
                                                 -------             ------              ----            -------
AVAILABLE FOR SALE SECURITIES:                                        (Dollars in Thousands)
 U.S. Treasury securities                        $80,199             $  645              $198            $80,646
 U.S. Government Agency securities                   948                 20                --                968
 Mortgage-backed securities                        1,638                 13                --              1,651
 Equity securities                                 3,780                945                --              4,725
 Federal Reserve Bank stock                          203                 --                --                203
                                                 -------             ------              ----            -------
     Total                                       $86,768             $1,623              $198            $88,193
                                                 =======             ======              ====            =======


                 NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 DECEMBER 31, 1996
                                                ------------------------------------------------------
                                                                 GROSS         GROSS
                                                AMORTIZED     UNREALIZED     UNREALIZED    APPROXIMATE
                                                  COST           GAINS         LOSSES      FAIR VALUE
                                                ---------     ----------     ----------    -----------
                                                                (Dollars in Thousands)
HELD TO MATURITY SECURITIES:
  U.S. Treasury securities                    $   69,201     $      756     $       58     $   69,899
  U.S. Government Agency securities                3,184             25             --          3,209
  Other securities                                   264             --             10            254
                                              ----------     ----------     ----------     ----------
  Total                                       $   72,649     $      781     $       68     $   73,362
                                              ==========     ==========     ==========     ==========



                                                              DECEMBER 31, 1995
                                      ---------------------------------------------------------
                                                          GROSS          GROSS
                                      AMORTIZED         UNREALIZED    UNREALIZED    APPROXIMATE
                                         COST             GAINS         LOSSES       FAIR VALUE
                                      ---------         ----------    ----------    -----------
                                                            (Dollars in Thousands)
 AVAILABLE FOR SALE SECURITIES:
   U.S. Treasury securities              $63,631          $1,094          $43          $64,682
   Mortgage-backed securities                717              24           --              741
   Equity securities                       1,213              34           --            1,247
   Federal Reserve Bank stock                194              --           --              194
                                         -------          ------          ---          -------
      Total                              $65,755          $1,152          $43          $66,864
                                         =======          ======          ===          =======


                                                               DECEMBER 31, 1995
                                          --------------------------------------------------------
                                                            GROSS         GROSS
                                          AMORTIZED       UNREALIZED    UNREALIZED     APPROXIMATE
                                            COST            GAINS         LOSSES       FAIR VALUE
                                          ---------       ----------    ----------     -----------
                                                             (Dollars in Thousands)
 HELD TO MATURITY SECURITIES:
   U.S. Treasury securities                $61,906          $1,310          $29          $63,187
   Mortgage-backed securities                3,812              22            2            3,832
   State and Municipal securities               20              --           --               20
   Other securities                             37               3           --               40
                                           -------          ------          ---          -------
       Total                               $65,775          $1,335          $31          $67,079
                                           =======          ======          ===          =======

    During the year ended December 31, 1996, the Company did not transfer any securities between the held to maturity and available for sale categories.

    In December 1995, the Company transferred securities in the held to maturity category with an amortized cost of approximately $12,348,000 and a net unrealized gain of approximately $201,000 into the available for sale category. These transfers were made during the one-time SFAS No. 115 grace period granted by the Financial Accounting Standards Board. The transfers were made to allow for more flexible management of the investment portfolio.

                 NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    The Company holds equity securities of an entity that received notice of a tender offer during 1996. The unrealized gain associated with these equity securities was approximately $945,000 at December 31, 1996. The transaction is anticipated to settle during the first half of 1997, pending regulatory approval. The remainder of the unrealized gains and losses on investment securities held at December 31, 1996 and 1995 have been judged to be temporary market fluctutations with no material financial impact on the Company.

    Investment securities carried at approximately $35,634,000 and $33,406,000 at December 31, 1996 and 1995, respectively, were pledged to secure public funds.

    The scheduled maturities of securities to be held to maturity and securities available for sale at December 31, 1996 were as follows:

                                                                        DECEMBER 31, 1996
                                                 ------------------------------------------------------------------
                                                        HELD TO MATURITY                    AVAILABLE FOR SALE
                                                 -----------------------------        -----------------------------
                                                 AMORTIZED         APPROXIMATE        AMORTIZED         APPROXIMATE
                                                    COST           FAIR VALUE            COST           FAIR VALUE
                                                 ---------         -----------        ---------         -----------
                                                                      (Dollars in Thousands)
Due in one year or less                           $17,757            $17,801           $19,015            $19,093
Due in one year to five years                      51,656             52,308            62,012             62,394
Due from five to ten years                             52                 44                --                 --
Due after ten years                                 3,184              3,209               120                127
                                                  -------            -------           -------            -------
  Total                                            72,649             73,362            81,147             81,614
                                                  =======            =======           =======            =======
Equity securities                                      --                 --             3,780              4,725
Mortgage-backed securities                             --                 --             1,638              1,651
Federal Reserve Bank stock                             --                 --               203                203
                                                  -------            -------           -------            -------
                                                  $72,649            $73,362           $86,768            $88,193
                                                  =======            =======           =======            =======

    Gross realized gains and gross realized losses on sales of securities available for sale were $13,000 and $19,000, respectively, in 1996, $1,200 and $2,000, respectively, in 1995, and $52,000 and $2,000, respectively, in 1994.

4.  LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

    The components of loans in the consolidated balance sheets were as follows:

                                                  DECEMBER 31,
                                           1996                 1995
                                         ---------            -------
                                            (Dollars in Thousands)
Commercial Loans                           $23,316            $13,001
Real Estate - Construction                   6,324             11,868
Real Estate - Commercial                    25,766             18,821
Real Estate - Residential                   39,790             32,843
Consumer Loans                              18,288             15,104
Other Loans                                    676                642
                                         ---------            -------
                                           114,160             92,279
Unearned Discount                             (902)              (691)
                                         ---------            -------
                                           113,258             91,588
Allowance for Possible Loan Losses          (2,408)            (1,906)
                                         ---------            -------
                                         $ 110,850            $89,682
                                         =========            =======


                 NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Changes in the allowance for possible loan losses were as follows:

                                                    DECEMBER 31,
                                      ----------------------------------------
                                         1996           1995           1994
                                      ----------     ----------     ----------
                                               (Dollars in Thousands)
Balance at Beginning of Period        $    1,906     $    2,495     $    3,005
  Restoration of Loan Loss Provision          (5)          (855)          (990)
  Allowance on Acquired Loans                467             --             --
  Loans Charged Off                         (251)          (330)          (320)
  Recoveries                                 291            596            800
                                      ----------     ----------     ----------
Balance at End of Period              $    2,408     $    1,906     $    2,495
                                      ==========     ==========     ==========

    The restoration of loan loss provision of $5,000, $855,000 and $990,000 for the years ended December 31, 1996, 1995 and 1994, respectively, resulted from significant collections of previously charged-off loans, and from improved performance and quality of the loan portfolio resulting in the recovery of any related excess allowance.

    Effective January 1, 1995, the Banks adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." Adoption of SFAS No. 114 and SFAS No. 118 was not material to the financial condition or results of operations of the Banks.

    As of December 31, 1996 and 1995, the Banks have impaired loans of $1,195,000 and $1,177,000, respectively. The allowance for loan losses related to those loans was $97,300 and $169,600 at December 31, 1996 and 1995, respectively. The average recorded investment in impaired loans during the year ended December 31, 1996 and 1995 was $1,186,000 and $1,123,500, respectively. Interest income of approximately $478,000 and $308,000 on impaired loans was recognized for cash payments received during the year ended December 31, 1996 and 1995.

    The Banks' nonperforming loans at December 31, 1996 consisted of $182,000 in accruing loans over 90 days past due and $1,195,000 in nonaccrual loans. The reduction in interest income associated with nonaccrual loans during the year ended December 31, 1996, 1995 and 1994 was approximately $187,000, $115,000 and $117,000, respectively.

5.  BANK PREMISES AND EQUIPMENT

    The components of bank premises and equipment included in the consolidated balance sheets were as follows:

                                              DECEMBER 31,
                                           1996          1995
                                        ----------    ----------
                                         (Dollars in Thousands)
Land                                    $    1,157    $    1,012
Buildings and Leasehold Improvements         5,894         5,512
Equipment and Furniture                      4,540         4,080
                                        ----------    ----------
                                            11,591        10,604
Less: Accumulated Depreciation               4,613         4,035
                                        ----------    ----------
                                            $6,978        $6,569
                                        ==========    ==========

    Depreciation expense totaled $705,000, $427,000 and $339,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

                 NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


OTHER ASSETS

    Other assets include the following:

                                      DECEMBER 31,
                                  1996           1995
                               ----------    ----------
                                 (Dollars in Thousands)
Accrued Interest Receivable    $    2,951    $    2,512
Deferred Tax Asset                  2,645         2,725
Other Real Estate Owned               715           888
Goodwill                            2,052            --
    Other                             401           332
                               ----------    ----------
Total                          $    8,764    $    6,457
                               ==========    ==========


    Other real estate owned is as follows:

                                   DECEMBER 31,
                               1996           1995
                            ----------    ----------
                              (Dollars in Thousands)
Original recorded amount    $      715    $    4,779
Allowance for losses                --        (3,891)
                            ----------    ----------
                            $      715    $      888
                            ==========    ==========


    Changes in the allowance for losses on other real estate owned are as follows:

                                                         DECEMBER 31,
                                                      1996           1995
                                                   ----------     ----------
                                                     (Dollars in Thousands)
Balance at Beginning of Year                       $    3,891     $    3,841
  Provision for Losses on Other Real Estate Owned          --             50
  Disposition of Property                              (3,891)            --
                                                   ----------     ----------
Balance at End of Year                             $       --     $    3,891
                                                   ==========     ==========

7.  DEPOSITS

    Included in total deposits are $83,677,000 and $77,731,000 of Mexican National deposits at December 31, 1996 and 1995, respectively.

    The aggregate amount of short-term jumbo certificates of deposit (CDs), each with a minimum denomination of $100,000, was approximately $50,481,000 and $37,745,000 at December 31, 1996 and 1995, respectively.

    At December 31, 1996, the scheduled maturities of CDs are as follows (Dollars in thousands):

Year ending December 31,
                  1997                                      $ 127,325
                  1998                                          6,357
                  1999                                          1,337
                  2000                                            229
                  2001 and thereafter                              19
                                                            ---------
                                                            $ 135,267
                                                            =========

                 NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.  OTHER DEBT

    As a result of the Luling acquisition (see Note 2), the Company has entered into short term note payables with three individuals in the aggregate amount of $3,638,746. The notes bear interest rates of 5%. The maturity dates of the notes are January 2, 1997. Subsequent to December 31, 1996, these notes were paid in full on their due date with funds received from the Company's line of credit.

    In May 1994, Laredo borrowed $200,000 from the Federal Home Loan Bank of Dallas. This advance bears an interest rate of 7.49% and has a maturity date of June 1999. Principal and interest payments are due monthly in the approximate amount of $1,600 with the remaining balance due at maturity. The outstanding balance at December 31, 1996 and 1995 was approximately $188,000 and $193,000, respectively. In July 1995, $175,000 was advanced to Laredo from the Federal Home Loan Bank of Dallas. This note bears an interest rate of 6.393% and has a maturity date of August 2015. Principal and interest payments are due monthly in the approximate amount of $1,300 with the remaining balance due at maturity. The outstanding balance at December 31, 1996 and 1995 was approximately $169,000 and $173,500, respectively. Both of these loans are secured by a certain block of fixed rate mortgage loans carried by Laredo.

    On September 30, 1996, the Company executed a $16 million line of credit with Texas Independent Bank in Dallas. The line bears a variable interest rate at New York prime (8.25% at December 31, 1996). Interest is due quarterly with principal due at maturity. The line matures on September 30, 1997. The line of credit is collateralized by the common stock of NBT of Delaware, Inc. and the stock of the subsidiary banks. Subsequent to December 31, 1996, the Company advanced $3 million on the line to pay off the short term notes payable related to the Luling Bancshares acquisition.

    Aggregate maturities at December 31, 1996 are as follows:

Year ending December 31,
                  1997                                       $3,649,000
                  1998                                           11,300
                  1999                                          182,000
                  2000                                            6,000
                  2001 and thereafter                           147,446
                                                             ----------
                                                             $3,995,746
                                                             ==========

9.  COMMITMENTS AND CONTINGENT LIABILITIES

    The Company's consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are described in note 18 as financial instruments with off- balance sheet risk.

    The Company and its wholly-owned subsidiaries are defendants in legal actions arising from normal business activities. Management believes that those actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial position, results of operations, cash flows, or liquidity.

    The Company has a forty-two month sub-lease agreement for general corporate office space. The commencement date of the sub-lease was July 1, 1996. The Company also leases property which is used as a data processing center. The commencement date of this lease was October 1, 1995. The Company has also entered into an eighteen month lease for a loan production office. The commencement date of the lease was July 1, 1996. The Company also has an indefinite lease with Laredo with monthly lease payments of $1,500. Gross rental expense for the year ended December 31, 1996, 1995, and 1994 was $76,040, $121,897, and $0, respectively.

                 NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    Future minimum lease payments at December 31, 1996 are as follows:

Year ending December 31,
                  1997                                 $  86,625
                  1998                                    68,820
                  1999                                    60,000
                  2000                                    18,000
                                                       ---------
                                                       $ 233,445
                                                       =========

10. REDEEMABLE PREFERRED STOCK

    During 1994, the Company issued a series of 715,000 shares of preferred stock, designated as Series B Convertible Preferred Stock, with a par value of $.01 per share and a redemption price of $1 per share. This stock was issued pursuant to a Stock Swap Agreement effective December 31, 1994, whereby the holder of two subordinated promissory notes issued by the Company exchanged the notes for 715,000 shares of the Company's Series B Convertible Preferred Stock. The 715,000 shares were converted to Common Stock at a conversion ratio of one share of Common Stock for 5.59998 shares of Series B Convertible Preferred Stock during 1996.

11. CONVERTIBLE PREFERRED STOCK

    The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $.01 per share. During 1992, the Company issued a series of 2,604,153 shares of preferred stock, designated as Series A Convertible Preferred Stock.

    On March 31, 1994, 401,595 shares represented by senior debentures not surrendered to the Company by the holders for conversion into Series A Convertible Preferred Stock reverted to the Company as granted by a motion by the United States Bankruptcy Court of Western District of Texas, San Antonio Division.

    During 1995 and 1994, 922,976 and 9,243 shares, respectively, of Series A Convertible Preferred Stock were converted to Common Stock. In late 1994, the Company made available to the Series A Preferred shareholders a tender offer to sell their shares at $.70 per share. As a result of this tender offer, 537,305 shares were tendered for cash. In November 1995, the Company notified all remaining Series A Preferred shareholders that the remaining shares would be redeemed by the Company on December 1, 1995 at $1 per share. As a result, 733,034 shares were redeemed and no Series A Preferred Stock was outstanding at December 31, 1995.

                 NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. BOOK VALUE PER SHARE

    Book value per share has been calculated as follows:

                                                                     Series B
                                                                    Convertible
                                                                     Preferred           Common
                                                                      Stock              Stock
                                                                 ---------------    ---------------
DECEMBER 31, 1996:
Par                                                              $            --    $         4,659
Ascribed Surplus                                                              --         16,340,541
Retained Earnings                                                             --         25,320,787
Net Unrealized Appreciation on Securities Available for Sale                  --          1,243,018
                                                                 ---------------    ---------------
                                                                              --         42,909,005

Number of Shares Outstanding                                     /            --    /     4,658,734
                                                                 ---------------    ---------------
                                                                 $            --    $          9.21
                                                                 ===============    ===============

DECEMBER 31, 1995:
Par                                                              $         7,150    $         4,530
Ascribed Surplus                                                         707,850         15,618,854
Retained Earnings                                                             --         19,610,867
Net Unrealized Appreciation on Securities Available for Sale                  --            743,174
                                                                 ---------------    ---------------
                                                                         715,000         35,977,425
Number of Shares Outstanding                                     /       715,000    /     4,529,855
                                                                 ---------------    ---------------
                                                                 $          1.00    $          7.94
                                                                 ===============    ===============

    Each share of Series B Convertible Preferred Stock was convertible, at the option of the holder, into Common Stock. The conversion ratio was one share of Common Stock for 5.59998 shares of Series B Convertible Preferred Stock. Had the holders exercised that right at December 31, 1995, there would have been 4,657,534 Common Shares outstanding with a book value of $7.88 per share.

13. EMPLOYEE BENEFITS

    The Company has a defined contribution profit sharing plan for the benefit of substantially all employees. The plan includes a 401(k) retirement plan feature. Employees are allowed to make contributions to the plan. Each subsidiary Bank's contribution to the plan is determined annually by that Bank's Board of Directors. Profit sharing expense for the years ended December 31, 1996, 1995 and 1994 totaled $49,515, $63,778 and $71,172, respectively.

14. MANAGEMENT AND DIRECTOR STOCK OPTION PLAN

    Effective March 31, 1994, the Company adopted the 1994 Nonqualified Stock Option Plan (the 1994 Plan). Options representing 80,000 shares available under the 1992 Plan were transferred to the 1994 Plan. In addition, 8,334 shares representing unexercised options under the 1992 Plan of an officer who resigned, were added to the 1994 Plan. The maximum number of shares for which the options could be granted and sold under the 1994 Plan was 88,334 shares of Common Stock.

    The 1994 Plan shall be administered by the Board of Directors of the Company, or an administrator designated by the Board of Directors. The Board of Directors or the administrator is authorized to determine the terms and conditions of all options granted. The Board of Directors or the applicable administrator may adopt such rules and regulations for carrying out the 1994 Plan as it may deem best.

                 NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




    Each option under the 1994 Plan shall terminate and be unexercisable upon the date specified by the applicable administrator, however, this date shall not exceed ten years from the grant date of the options.

    In 1994, options representing 29,000 shares included in the 1994 Plan were granted to certain officers and employees of the Company at an option price of $5.68 per share. The grant date of these options is March 31, 1994, with a vesting period of 20% per year for five years. In 1996, 1,200 of these options were exercised. None of these granted options were exercised in 1995 or 1994.

    At December 31, 1994, there were 59,334 shares as to which options could be granted in the future under the 1994 Plan.

    Effective March 1, 1995, the Company adopted the 1995 Stock Option Plan (the 1995 Plan), which includes the "Outside Director's Stock Option Agreement" and the "Nonqualified Stock Option Agreement." The maximum number of shares for which options could be granted or sold under the 1995 Plan was 214,000 shares of Common Stock. This number is limited by the 29,000 options which were granted under the 1994 Plan. Shares of Common Stock subject to options which for any reason expire or terminate unexercised, and shares which are reacquired by the Company after issuance under the 1995 Plan, may again be available for grant or purchase under the 1995 Plan. The number of shares of Common Stock available for issuance under the 1995 Plan are subject to adjustment in the event of certain corporate transactions, including stock dividends, mergers, recapitalizations, or similar events.

    In 1996, options representing 1,800 shares included in the 1995 plan were reacquired by the Company. On March 1, 1996, options representing 14,000 shares were granted to the outside directors of the Company at an option price of $11.25 per share. On September 30, 1996, options representing 5,700 shares were granted to certain officers of the Company at an option price of $11.00 per share. In 1995, options representing 103,000 shares included in the 1995 Plan were granted to certain directors and officers of the Company at an option price of $6.25 per share. The grant date of these options is March 1, 1995. Under the "Outside Director's Stock Option Agreement," the outside director shall have a right to exercise the option at any time after the date of grant or the date the Company's shareholders approve the 1995 Plan, whichever is later, but the option may not be exercised, in whole or in part, after the seventh anniversary of the date of grant. Under the "Nonqualified Stock Option Agreement," options are exercisable in one-third increments commencing one year after the grant date. The option, however, may not be exercised, in whole or in part, after five years from the date of grant. None of these granted options were exercised in 1996 or 1995.

    At December 31, 1996, there were 64,100 shares as to which options could be granted in the future under the 1995 Plan.

    Following is a summary of changes in the number of shares of Common Stock represented by options granted:

                                                                          Number of
                                                                           Shares
                                                                           -------
Options outstanding as of December 31, 1994                                 29,000
Options granted under the 1995 Plan (exercisable at $6.25 per share)       103,000
                                                                           -------
Options outstanding as of December 31, 1995                                132,000
                                                                           -------
Options granted under the 1995 Plan (exercisable at $11.25 and $11.00)      19,700
Options exercised in 1996                                                   (1,200)
Options reacquired                                                          (1,800)
                                                                           -------
Options outstanding as of December 31, 1996                                148,700
                                                                           =======

                 NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," however, the Company will continue to account for stock-based compensation using APB Opinion No. 25 for both stock option plans and, accordingly, no compensation cost will be recognized for stock options in the consolidated financial statements. In determining compensation cost based on the fair value method at the date of grant for stock options under SFAS No. 123, the Company's net income and net income per share would have been reduced by less than 1% for 1996, 1995 and 1994.

15. OTHER OPERATING EXPENSES

    Other operating expenses include the following:

                                          DECEMBER 31,
                                  --------------------------
                                   1996      1995      1994
                                  ------    ------    ------
                                    (Dollars in Thousands)
Data processing expenses          $  418    $  648    $  630
FDIC insurance                         6       257       449
Insurance                            109       122       132
Office supplies                      375       295       250
Postage and courier                  379       333       258
Professional fees                    689       833       631
Goodwill amortization                 35        --        --
Miscellaneous                      1,183     1,043       773
                                  ------    ------    ------
Total                             $3,194    $3,531    $3,123
                                  ======    ======    ======


16. FEDERAL INCOME TAX

    The provision for federal income tax consisted of the following:

                                   YEARS ENDED DECEMBER 31,
                                  --------------------------
                                   1996      1995      1994
                                  ------    ------    ------
                                    (Dollars in Thousands)
Currently Paid or Payable         $  145    $  121    $  120
Deferred Expense                      61        38       320
                                  ------    ------    ------
                                  $  206    $  159    $  440
                                  ======    ======    ======



    The provision for federal income tax is less than that computed by applying the federal statutory rate of 34% as indicated in the following analysis:

                                                          YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                       1996        1995        1994
                                                      -------     -------     -------
                                                             (Dollars in Thousands)
Tax Based on Statutory Rate                           $ 2,011     $ 2,062     $ 1,841
Effect of Tax-exempt Income                               (33)        (28)        (27)
Interest and Other Nondeductible Expenses                   7          98         163
Decrease in Deferred Tax Asset Valuation Allowance     (1,949)     (2,082)     (1,554)
Alternative Minimum Tax                                   132         125         120
Goodwill                                                   12          --          --
Other - Net                                                26         (16)       (103)
                                                      -------     -------     -------
                                                      $   206     $   159     $   440
                                                      =======     =======     =======

                 NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The components of the deferred income tax asset included in other assets were as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                               ------------------------
                                                                  1996         1995
                                                                --------     --------
                                                                (Dollars in Thousands)
Deferred Tax Assets Related to:
  Net Operating Loss Carryforward                               $ 36,478     $ 38,299
  Other Real Estate Owned                                             71           73
  Allowance for Loan Losses                                            1           24
  Securities Valuation Reserve                                        72           97
  Non-accrual Loan Interest                                           69           --
  Other                                                               76           37
                                                                --------     --------
                                                                  36,767       38,530
  Less Valuation Allowance                                        33,403       35,352
                                                                --------     --------
    Total Deferred Tax Assets                                      3,364        3,178
                                                                --------     --------

Deferred Tax Liabilities Related to:
  Allowance for Loan Losses                                         (122)          --
  Depreciation                                                      (121)         (47)
  Bond Accretion                                                     (83)         (40)
  Other                                                             (211)          --
  Net Unrealized Appreciation on Securities Available for Sale      (182)        (366)
                                                                --------     --------
    Total Deferred Tax Liabilities                                  (719)        (453)
                                                                --------     --------
      Net Deferred Tax Asset                                    $  2,645     $  2,725
                                                                ========     ========



    For federal income tax purposes, the Company had approximately $107 million in net operating loss carrryforwards as of December 31, 1996 which will be available to reduce income tax liabilities in future years. If unused, approximately $103 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

    Pursuant to SFAS No. 109, the Company had available certain deductible temporary differences and net operating loss carryforwards for use in future tax reporting periods, which created deferred tax assets. SFAS No. 109, requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

    During the year ended December 31, 1996 and 1995, the deferred tax asset valuation allowance was reduced by $1,949,000 and $2,082,000, respectively, to adjust the recorded net deferred tax asset to an amount considered more likely than not to be realized. The deferred tax asset net of the valuation allowance and recorded on the books of the Company was $2,645,000 at December 31, 1996. Realization of this asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Realization could also be affected by a significant ownership change of the Company over a period of three years as prescribed by income tax law. Although realization of the net deferred tax asset is not assured because of these uncertainties, management believes it is more likely than not that all of the recorded deferred tax asset will be realized.

                 NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. RELATED PARTY TRANSACTIONS

    The Banks have entered into transactions with their directors, executive officers, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 1996 and 1995 was $3,702,000 and $4,847,000. During the year ended December 31, 1996 and 1995, new loans to such related parties amounted to $1,580,000 and $660,000 and repayments amounted to $2,725,000 and $742,000.

18. FINANCIAL INSTRUMENTS

    The Banks are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of the Banks' involvement in particular classes of financial instruments.

    The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income- producing commercial properties.

    Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

                 NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The estimated fair values of the Company's financial instruments were as follows:

                                           DECEMBER 31, 1996         DECEMBER 31, 1995
                                      ------------------------    ------------------------
                                                       (Dollars in Thousands)
                                       Carrying       Fair         Carrying        Fair
                                        Amount        Value         Amount        Value
                                      ----------    ----------    ----------    ----------
Financial Assets:
 Cash and Due from Banks              $   17,305    $   17,305    $   14,707    $   14,707
 Interest Bearing Deposits in Banks          529           529           193           193
 Federal Funds Sold                       22,650        22,650        19,845        19,845
 Securities Available for Sale            88,193        88,193        66,864        66,864
 Securities Held to Maturity              72,649        73,362        65,775        67,079

 Loans - net                             110,850       111,114        89,682        88,877
 Accrued Interest Receivable               2,951         2,951         2,512         2,512

Financial Liabilities:
 Demand Deposits                          46,617        46,617        37,706        37,706
 NOW, Money Market, and
  Savings Accounts                        97,871        97,871        83,490        83,490
 Time Deposits                           135,267       136,032       110,741       111,065
 Accrued Interest Payable                    865           865           682           682
 Other Debt                                3,995         3,995           366           366

    The fair value of off-balance sheet assets and liabilities is not considered significant.

    A summary of the notional amounts of the Bank's financial instruments with off-balance sheet risk at December 31, 1996 is as follows:

                                                       Notional Amount
                                                       ---------------
Commitments to Extend Credit                                $7,888,000
Standby Letters of Credit                                      711,000

    LIMITATIONS:

    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include the deferred tax asset, bank premises and equipment, other real estate owned, and other assets. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

                 NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



18. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information is as follows:

                                                YEARS ENDED DECEMBER 31,
                                                1996      1995      1994
                                              ----------------------------
                                                 (Dollars in Thousands)
Cash paid:
 Interest                                     $7,988    $7,267    $4,875
 Income taxes                                    126       166        61
Non-cash items:
 Loans originated to facilitate the sale of
  foreclosed assets                              130       416       323
 Loan foreclosures                                66       385       104

19. CONCENTRATIONS OF CREDIT

    Substantially all of the Banks' loans, commitments, and standby letters of credit have been granted to customers in the Banks' market areas which include South and South Central Texas. Substantially all of these customers are depositors of the Banks. Investments in state and municipal securities also involve governmental entities within the Banks' market areas. The concentrations of credit by type of loan are set forth in note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers.

20. REGULATORY MATTERS

    The amount of dividends that may be declared by the Banks without prior approval of the various regulatory agencies is limited by statutory and regulatory rules.

    The Company and its subsidiary Banks are required to maintain minimum ratios of Tier 1 capital to total average assets and minimum ratios of Tier 1 and total capital to risk weighted assets, as defined by the banking regulators.


    The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of the Company and its subsidiary banks assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and its subsidiary banks capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company and its subsidiary banks meet all capital adequacy requirements to which it is subject.

    As of December 31, 1996, the most recent notification from the Banking regulators categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and its subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' categories.

                 NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    The Company and its subsidiary banks actual capital amounts and ratios are also presented in the table.

                                                                                                             TO BE WELL CAPITALIZED
                                                                                  FOR CAPITAL               UNDER PROMPT CORRECTIVE
AS OF DECEMBER 31, 1996:                                ACTUAL                 ADEQUACY PURPOSES               ACTION PROVISIONS
                                               -----------------------      ---------------------          -----------------------
                                                AMOUNT           RATIO       AMOUNT         RATIO           AMOUNT           RATIO
                                               --------          -----      --------        -----          --------          -----
Total Capital to Risk Weighted Assets:
                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  CONSOLIDATED                                 $41,100           34.84%     $ 9,439          8.00%           $11,799         10.00%

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  Eagle Pass                                    17,305           34.60        4,001          8.00              5,000         10.00

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  Laredo                                         7,645           19.67        3,110          8.00              3,887         10.00

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  Rockdale                                       7,247           46.14        1,257          8.00              1,571         10.00

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  Luling                                         3,108           18.35        1,355          8.00              1,693         10.00


Tier 1 Capital to Risk Weighted Assets:

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  CONSOLIDATED                                 $39,614           33.58%     $ 4,719          4.00%           $ 7,079         6.00%

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  Eagle Pass                                    16,674           33.34        2,000          4.00              3,001         6.00

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  Laredo                                         7,159           18.42        1,555          4.00              2,332         6.00

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  Rockdale                                       7,051           44.89          628          4.00                942         6.00

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  Luling                                         2,896           17.10          677          4.00              1,016         6.00


Tier 1 Capital to Average Assets:

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  CONSOLIDATED                                 $39,614           13.67%     $11,588          4.00%           $14,486         5.00%

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  Eagle Pass                                    16,674           10.27        6,496          4.00              8,120         5.00

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  Laredo                                         7,159           11.63        2,462          4.00              3,078         5.00

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  Rockdale                                       7,051           13.32        2,118          4.00              2,647         5.00

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  Luling                                         2,896           11.25        1,030          4.00              1,288         5.00

                                                                                                             TO BE WELL CAPITALIZED
                                                                                  FOR CAPITAL               UNDER PROMPT CORRECTIVE
AS OF DECEMBER 31, 1995:                                ACTUAL                 ADEQUACY PURPOSES               ACTION PROVISIONS
                                               -----------------------      ---------------------          -----------------------
                                                AMOUNT           RATIO       AMOUNT         RATIO           AMOUNT           RATIO
                                               --------          -----      --------        -----          --------          -----
Total Capital to Risk Weighted Assets:

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  CONSOLIDATED                                 $36,617           37.18%     $ 7,879          8.00%           $ 9,849        10.00%

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  Eagle Pass                                    16,272           35.10        3,709          8.00              4,636        10.00

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  Laredo                                         7,404           21.32        2,780          8.00              3,475        10.00

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  Rockdale                                       6,917           41.47        1,334          8.00              1,668        10.00

Tier 1 Capital to Risk Weighted Assets:

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  CONSOLIDATED                                 $35,234           35.77%     $ 3,940          4.00%           $ 5,909         6.00%

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  Eagle Pass                                    15,687           33.83        1,855          4.00              2,782         6.00

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  Laredo                                         6,969           20.06        1,390          4.00              2,085         6.00

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  Rockdale                                       6,706           40.21          667          4.00              1,001         6.00

Tier 1 Capital to Average Assets:

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  CONSOLIDATED                                 $35,234           13.28%     $10,611          4.00%           $13,263         5.00%

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  Eagle Pass                                    15,687           10.51        6,089          4.00              7,611         5.00

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  Laredo                                         6,969           11.93        2,336          4.00              2,920         5.00

                                                                                           Greater                          Greater
                                                                                           than or                          than or
                                                                                           equal to                        equal to
  Rockdale                                       6,706           12.88        2,083          4.00              2,603         5.00

                 NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



21. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

    Condensed balance sheet information of National Bancshares Corporation of Texas (The Parent Company) at December 31, 1996 and 1995, and the related statements of income and cash flows for the years then ended are as follows:

                    NATIONAL BANCSHARES CORPORATION OF TEXAS
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


                                     ASSETS
                                                              1996            1995
                                                             -------        -------
Cash                                                         $ 1,467        $   808
Interest Bearing Deposits in Banks                                32            315
Securities Available for Sale                                     --          1,062
Investment in Subsidiaries                                    41,390         30,072
Fixed Assets - net                                                36            574
Other Real Estate Owned                                           --            249
Federal Tax Benefits Due                                         599            632
Deferred Tax Asset                                             3,074          2,947
Other Assets                                                     136            120
                                                             -------        -------
                                                             $46,734        $36,779
                                                             =======        =======



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable                                             $   104        $    50
Notes Payable - net                                            3,639             --
Accrued Interest Payable and Other Liabilities                    82             37
                                                             -------        -------
    Total Liabilities                                          3,825             87
                                                             -------        -------
Redeemable Preferred Stock - Series B Convertible                 --            715
                                                             -------        -------
Common Stock                                                       5              4
Surplus - Common Stock                                        16,341         15,619
Retained Earnings                                             25,321         19,611
Net Unrealized Appreciation on Securities Available
  for Sale, net of Tax of $182 in 1996 and $366 in 1995        1,242            743
                                                             -------        -------
    Total Stockholders' Equity                                42,909         35,977
                                                             -------        -------
                                                             $46,734        $36,779
                                                             =======        =======


                 NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                    NATIONAL BANCSHARES CORPORATION OF TEXAS
                             (PARENT COMPANY ONLY)
                              STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    1996             1995              1994
                                                                ----------        ----------        ----------
Income:
  Dividends from Subsidiaries                                   $    2,697        $       --        $    3,372
  Undistributed Earnings of Subsidiaries                             1,543             4,613               975
  Other Income                                                         352                90                 8
  Net Realized Gains on Sales of Securities                             11                 1                --
  Gain on Sale of Other Real Estate Owned                               17                --                41
  Interest on Deposits in Banks                                         14                18                 9
  Interest and Dividends on Investment Securities                       47               154                46
                                                                ----------        ----------        ----------
                                                                     4,681             4,876             4,451
                                                                ----------        ----------        ----------

Expenses:
  Salaries and Employee Benefits                                       404               349               294
  Occupancy and Equipment Expenses                                     217               131                57
  Interest Expense                                                      47               141               525
  Other Operating Expenses                                             298               547               367
                                                                ----------        ----------        ----------
                                                                       966             1,168             1,243
                                                                ----------        ----------        ----------
    Income Before Federal Income Tax and Extraordinary Item          3,715             3,708             3,208

Federal Income Tax Benefit                                           1,995             2,197             1,768
                                                                ----------        ----------        ----------

    Income Before Extraordinary Item                                 5,710             5,905             4,976
                                                                ----------        ----------        ----------

Extraordinary Item - Gain on Extinguishment of Debt,
  net of income tax of $4                                               --               219                --
                                                                ----------        ----------        ----------
    Net Income                                                  $    5,710        $    6,124        $    4,976
                                                                ==========        ==========        ==========
Earnings Per Share:
  Income Before Extraordinary Item                              $     1.21        $     1.23        $     1.25
  Extraordinary Item                                                    --              0.05                --
                                                                ----------        ----------        ----------
    Net Income                                                  $     1.21        $     1.28        $     1.25
                                                                ==========        ==========        ==========
Weighted Average Number of Common Shares and
  Common Equivalent Shares Outstanding                           4,715,010         4,785,132         3,988,185
                                                                ==========        ==========        ==========

                 NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                    NATIONAL BANCSHARES CORPORATION OF TEXAS
                             (PARENT COMPANY ONLY)
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                                         1996            1995            1994
                                                                       -------         -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                             $ 5,710         $ 6,124         $ 4,976
Adjustments to reconcile net income to net

 cash provided by operating activities:
   Equity in earnings of subsidiaries                                   (4,240)         (4,613)         (4,347)
   Dividends received                                                    2,697              --           3,372
   Depreciation and amortization                                           109             (33)            346
   Net realized gains on securities available for sale                     (11)             (1)             --
   Direct write-downs of other real estate owned                            --              50              --
   Gain on sale of other real estate owned and other assets                (17)             --             (41)
   Extraordinary gain on prepayment of debt (gross)                         --            (223)             --
   (Increase) decrease in accrued interest receivable and other           (307)           (390)            388
   Increase (decrease) in accrued interest payable and other                99            (107)            (15)
                                                                       -------         -------         -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                            4,040             807           4,679
                                                                       -------         -------         -------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease (increase) in interest bearing accounts                      283             (36)           (279)
 Purchases of securities available for sale                             (3,657)         (6,425)             --
 Proceeds from sales of securities available for sale                    1,042           2,377              --
 Proceeds from maturities of securities available for sale                  74           3,334              --
 Purchases of securities to be held to maturity                             --              --          (6,566)
 Proceeds from maturities of securities to be held to maturity              --           5,566           1,000
 Capital expenditures                                                     (188)           (608)             (1)
 Proceeds from sale of other real estate owned                             266              --             498
 Net payments for investment in subsidiary                              (1,209)             --              --
                                                                       -------         -------         -------

    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                 (3,389)          4,208          (5,348)
                                                                       -------         -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of Common Stock                                                       --              --           4,975
 Proceeds from advances on short term debt                                 140              --              --
 Principal payments on other debt                                         (140)         (4,037)         (3,890)
 Exercise of Common Stock options                                            8              --              94
 Redemption of Series A Preferred Stock                                     --          (1,111)             --
                                                                       -------         -------         -------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      8          (5,148)          1,179
                                                                       -------         -------         -------
 Net increase (decrease) in cash and due from banks                        659            (133)            510
 Cash and due from banks at beginning of year                              808             941             431
                                                                       -------         -------         -------
 Cash and due from banks at end of year                                $ 1,467         $   808         $   941
                                                                       =======         =======         =======

ITEM 9. CHANGES OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item with respect to directors of the Company as well as executive officers who are also directors of the Company is incorporated by reference from the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders to be held May 16, 1997.

         Information required by this Item with respect to executive officers of the Company who are not also directors of the Company is set forth below.

FRANK D. BARROW, age 52, has been Chairman of the Board and President of NBC-Rockdale since 1986.

WILLIAM D. HALES, age 50, has been President of FNB-Luling since March 1988.

         The Company also employs six significant employees who are not directors or executive officers of the Company but who make or are expected to make significant contributions to the business of the Company. The following sets forth biographical information of the persons:

N. VICTOR FELAN, age 39, has been Senior Vice President of NBC-Eagle Pass since April 1996. Mr. Felan oversees the San Antonio loan production office. Formerly, Mr. Felan was Vice President of First Commercial Bank, Sequin, Texas from January 1994 until April 1996. In addition, Mr. Felan was Senior Vice President of International Bank of Commerce, Laredo, Texas from 1986 to 1994.

MARIO J. GONZALEZ, age 33, has been Executive Vice President of NBC-Laredo since April 1993. Formerly, Mr. Gonzalez was a National Bank Examiner with the OCC, from October 1986 until April 1993.

R. SAMUEL JUVE, age 44, has been an Executive Vice President of NBC-Eagle Pass, since April 1993. Mr. Juve was formerly Senior Vice President of NBC-Eagle Pass from February 1990 until March 1993.

DWAYNE J. KOLLY, age 44, has been Senior Vice President and Cashier for NBC-Laredo since October 1993. Formerly, Mr. Kolly was Vice President and Cashier of First National Bank, Uvalde, Texas, from 1986 to 1993.

ANNE R. RENFROE, age 32, has been the Chief Financial Officer of the Company since May 1995. Formerly, Ms. Renfroe was Vice-President and Controller of Texas Independent Bank, Dallas, Texas from December 1992 to January 1995. In addition, from August 1989 to December 1992 Ms. Renfroe was an audit supervisor with Fisk Robinson, P.C., Dallas, Texas. Ms. Renfroe is a certified public accountant.

GEORGE W. SCHUH, age 50, has been Executive Vice President, Cashier and Secretary of NBC-Eagle Pass since March 1994. Formerly, Mr. Schuh was Senior Vice President, Cashier and Secretary of NBC-Eagle Pass from June 1992 to March 1994. In addition, from August 1991 to June 1992, Mr. Schuh was Senior Vice President & Cashier for The Bank of the West, Austin, Texas.

ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this Item is incorporated by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be held May 16, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item is incorporated by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be held May 16, 1997.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is incorporated by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be held May 16, 1997.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

a.EXHIBITS

EXHIBIT
 NUMBER  DESCRIPTION OF DOCUMENT
 ------  -----------------------
2.1      Third Amended Joint Plan of Reorganization,
         as approved by U.S. Bankruptcy Court,
         effective May 26, 1992 ........................................................................................ *

3.1      Restated Articles of Incorporation and
         Statement of Relative Rights and Preferences
         of Preferred Stock, filed December 29, 1994 ................................................................... **

3.2      Bylaws of the Company.......................................................................................... *

10.1     Employment Agreement between the Company
         and Jay H. Lustig, dated October 1, 1992 ...................................................................... *

10.2     Employment Agreement between the Company
         and Marvin E. Melson dated July 26, 1994 ...................................................................... **

10.3     1994 Non-Qualified Stock Option Plan,
         adopted March 30, 1994 ........................................................................................ *

10.4     Exhibit number not used........................................................................................

10.5     Exhibit number not used........................................................................................

10.6     Office lease for 111 Soledad, San Antonio, Texas...............................................................

10.7     Office Lease for 613 N.W. Loop 410, San Antonio,Texas..........................................................

10.8     Sublease for 100 Wilshire Boulevard, Santa Monica, California..................................................

10.9     Form of Stock Subscription Agreement for 1994 Private Placement................................................ ***

10.10    1995 Stock Option Plan......................................................................................... ***

10.11    Form of Outside Director's Stock Option Agreement for 1995 Stock Option Plan................................... ***

10.12    Form of Non-Qualified Stock Option Agreement for 1995 Stock Option Plan........................................ ***

11.1     Computation of Earnings Per Share..............................................................................

21.1     Subsidiaries of the Company....................................................................................

27.1     Financial Data Schedule .......................................................................................

99.1     First Amended Disclosure Statement
         with Respect to the Second Amended
         Joint Plan of Reorganization .................................................................................. **

*        Previously filed on November 14, 1994, with the Company's Form 10-SB.
** Previously filed on March 2, 1995, with the Company's Amendment No1 to Form 10-SB.
*** Previously filed on June 19, 1995, with the Company's Form SB-2, File no. 33-93638.

B.REPORTS ON FORM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of the period covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Bancshares Corporation of Texas has duly caused this report to be signed on its behalf by the undersigned, this 25th day of March, 1997, thereunto duly authorized.

                    NATIONAL BANCSHARES CORPORATION OF TEXAS



                                    By:  /s/ Anne R. Renfroe
                                       ---------------------------------
                                        Anne R. Renfroe
                                        Chief Financial Officer and Chief
                                        Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


  SIGNATURE                                      TITLE                                    DATE
/s/ Jay H. Lustig                          Chairman of the Board                     March 25, 1997
-----------------
Jay H. Lustig



/s/ Marvin E. Melson                       Director, President                       March 25, 1997
--------------------                       Chief Executive Officer
Marvin E. Melson




 /s/ H. Gary Blankenship                   Director                                  March 25, 1997
------------------------
H. Gary Blankenship




/s/ John W. Lettunich                      Director                                  March 25, 1997
---------------------
John W. Lettunich




/s/ Charles T. Meeks                       Director                                  March 25, 1997
--------------------
Charles T. Meeks

 EXHIBITS

 EXHIBIT
 NUMBER  DESCRIPTION OF DOCUMENT
 ------  -----------------------
2.1      Third Amended Joint Plan of Reorganization,
         as approved by U.S. Bankruptcy Court,
         effective May 26, 1992 ........................................................................................ *

3.1      Restated Articles of Incorporation and
         Statement of Relative Rights and Preferences
         of Preferred Stock, filed December 29, 1994 ................................................................... **

3.2      Bylaws of the Company.......................................................................................... *

10.1     Employment Agreement between the Company
         and Jay H. Lustig, dated October 1, 1992 ...................................................................... *

10.2     Employment Agreement between the Company
         and Marvin E. Melson dated July 26, 1994 ...................................................................... **

10.3     1994 Non-Qualified Stock Option Plan,
         adopted March 30, 1994 ........................................................................................ *

10.4     Exhibit number not used........................................................................................

10.5     Exhibit number not used........................................................................................

10.6     Office lease for 111 Soledad, San Antonio, Texas...............................................................

10.7     Office Lease for 613 N.W. Loop 410, San Antonio,Texas..........................................................

10.8     Sublease for 100 Wilshire Boulevard, Santa Monica, California..................................................

10.9     Form of Stock Subscription Agreement for 1994 Private Placement................................................ ***

10.10    1995 Stock Option Plan......................................................................................... ***

10.11    Form of Outside Director's Stock Option Agreement for 1995 Stock Option Plan................................... ***

10.12    Form of Non-Qualified Stock Option Agreement for 1995 Stock Option Plan........................................ ***

11.1     Computation of Earnings Per Share..............................................................................

21.1     Subsidiaries of the Company....................................................................................

27.1     Financial Data Schedule .......................................................................................

99.1     First Amended Disclosure Statement
         with Respect to the Second Amended
         Joint Plan of Reorganization .................................................................................. **

*        Previously filed on November 14, 1994, with the Company's Form 10-SB.
** Previously filed on March 2, 1995, with the Company's Amendment No1 to Form 10-SB.
*** Previously filed on June 19, 1995, with the Company's Form SB-2, File no. 33-93638.