Form 10-Q
period 1997-03-31
NATIONAL BANCSHARES CORP OF TEXAS
filed 1997-05-15
CIK 69834

===============================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -----------------

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes X   No
                                                                  ----   ----
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court.  Yes X   No
                                                                ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,658,734 shares of Common Stock, $.001 par value, as of May 6, 1997.

      Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                    ----   ----

===============================================================================

Part I.  Financial Information
Item 1.  Financial Statements

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                             MARCH 31,   DECEMBER 31,
                                                                               1997         1996
                                                                             ---------    ---------
ASSETS:
Cash and due from banks                                                      $  15,496    $  17,305
Interest-bearing accounts                                                        4,726          529
Federal funds sold                                                              17,705       22,650
Investment securities available for sale                                        91,504       88,193
Investment securities held to maturity                                          76,659       72,649
Loans, net of discounts                                                        112,814      113,258
Allowance for possible loan losses                                              (2,431)      (2,408)
Bank premises and equipment, net                                                 7,103        6,978
Other assets                                                                     9,539        8,764
                                                                             ---------    ---------
      Total Assets                                                           $ 333,115    $ 327,918
                                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
  Demand deposits, non-interest bearing                                      $  47,412    $  46,617
  Interest-bearing transaction accounts (NOW)                                   39,399       39,708
  Savings and money market accounts                                             58,188       58,163
  Certificates and time deposits under $100,000                                 84,619       82,616
  Certificates and time deposits $100,000 and over                              55,238       52,651
                                                                             ---------    ---------
      Total Deposits                                                           284,856      279,755
                                                                             ---------    ---------
Accrued interest, taxes and other liabilities                                    1,278        1,259
Short term notes payable                                                         2,500        3,639
Long term notes payable                                                            354          356
                                                                             ---------    ---------
      Total Liabilities                                                        288,988      285,009
Stockholders' Equity:
  Common Stock, $.001 par value, 100,000,000 shares authorized, issued and
    outstanding: 4,658,734 at March 31, 1997 and December 31,1996                    5            5
  Surplus - Common Stock                                                        16,341       16,341
  Retained earnings                                                             27,937       25,321
  Unrealized (loss) gain on securities available for sale, net of tax             (156)       1,242
                                                                             ---------    ---------
      Total Stockholders' Equity                                                44,127       42,909
                                                                             ---------    ---------
      Total Liabilities and Stockholders' Equity                             $ 333,115    $ 327,918
                                                                             =========    =========







See Notes to Consolidated Financial Statements.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                MARCH 31, 1997   MARCH 31, 1996
                                                               ---------------   ---------------
Interest Income:
  Interest and fees on loans                                   $         2,947   $         2,456
  Interest on investment securities                                      2,498             2,084
  Interest on federal funds sold                                           322               283
  Interest on deposits in banks                                              7                 3
                                                               ---------------   ---------------
      Total interest income                                              5,774             4,826

Interest Expense:
  Interest on deposits                                                   2,301             1,890
  Interest on debt                                                          71                 6
                                                               ---------------   ---------------
      Total interest expense                                             2,372             1,896

Net Interest Income                                                      3,402             2,930
Less: Provision for possible loan losses                                    25                20
                                                               ---------------   ---------------
Net Interest Income after Provision for Possible Loan Losses             3,377             2,910

Non-interest income:
  Service charges and fees                                                 630               595
  Net realized gains on sales of securities                              1,091                --
  Net gains on sales of other real estate and assets                         7                --
  Miscellaneous income                                                     126               144
                                                               ---------------   ---------------
      Total non-interest income                                          1,854               739

Non-interest expense:
  Salaries and employee benefits                                         1,368             1,153
  Occupancy and equipment expenses                                         418               355
  Other expenses                                                           767               727
                                                               ---------------   ---------------
      Total non-interest expense                                         2,553             2,235

Income before federal income taxes                                       2,678             1,414
Federal income tax expense                                                  61                53
                                                               ---------------   ---------------
Net income                                                     $         2,617   $         1,361
                                                               ===============   ===============


Net income per common and common-equivalent share              $           .55   $          0.29
                                                               ===============   ===============

Weighted Average Number of Common and Common-
  Equivalent Shares Outstanding                                      4,728,090         4,713,739




See Notes to Consolidated Financial Statements.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)



                                                                                     UNREALIZED
                                            COMMON STOCK (A)                         GAIN (LOSS)
                             ---------------------------------------                ON AVAILABLE
                               NUMBER                                   RETAINED      FOR SALE
                              OF SHARES     PAR VALUE      SURPLUS      EARNINGS     SECURITIES         TOTAL
                             -----------   -----------   -----------   -----------   -----------    -----------
BALANCE AT JANUARY 1, 1996         4,530   $         4   $    15,619   $    19,610   $       743    $    35,977
Net income                            --            --            --         5,710            --          5,710
Conversion of series B
 preferred to Common Stock           128             1           714            --            --            715
Stock options exercised                1            --             8            --            --              8
Net value change                      --            --            --            --           499            499
                             -----------   -----------   -----------   -----------   -----------    -----------
BALANCE AT DECEMBER 31,            4,659   $         5   $    16,341   $    25,320   $     1,242    $    38,011
Net income                            --            --            --         2,617            --          2,617
Net value change                      --            --            --            --        (1,398)        (1,398)
                             -----------   -----------   -----------   -----------   -----------    -----------
BALANCE AT MARCH 31, 1997          4,659   $         5   $    16,341   $    27,937   $      (156)   $    44,127
                             ===========   ===========   ===========   ===========   ===========    ===========



(A) Common Stock with a par value of $0.001 per share, 100,000,000 shares authorized.
(B) Net unrealized holding gains (losses) on securities available for sale, net of tax effect.











See Notes to Consolidated Financial Statements.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                        ----------------------------
                                                                            1997             1996
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $      2,617    $      1,361
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                206             269
    Credit for deferred federal income taxes                                      57              48
    Provision to allowance for possible loan losses                               25              20
    Net realized gains on securities available for sale                       (1,091)             --
    Direct write-downs of other real estate owned                                 --               3
    Gain on sale of other real estate owned and other assets                      (7)             --
    Increase in accrued interest receivable and other assets                    (897)           (409)
    Increase (decrease) in accrued interest payable and other
     liabilities                                                                  17             (35)
                                                                        ------------    ------------
          Net cash provided by operating activities                              927           1,257
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in federal funds sold                                           4,945           5,705
  Net (increase) decrease in interest-bearing accounts                        (4,197)              3
  Net decrease in loans                                                          348           1,241
  Purchases of securities available for sale                                 (10,688)        (17,385)
  Proceeds from sales of securities available for sale                         4,676              --
  Proceeds from maturities of securities available for sale                    2,143           2,034
  Purchases of securities held to maturity                                    (8,120)         (5,125)
  Proceeds from maturities of securities held to maturity                      4,114           5,663
  Capital expenditures                                                          (319)           (240)
  Proceeds from sale of other real estate owned                                  401              --
                                                                        ------------    ------------
          Net cash used in investing activities                               (6,697)         (8,104)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts,
       savings and money-market accounts                                         511           1,299
  Net increase in certificates of deposit and time deposits                    4,591           3,825
  Proceeds from advances on other debt                                         3,000              --
  Principal payments on other debt                                            (4,141)             (3)
  Proceeds from exercise of common stock options                                  --               4
                                                                        ------------    ------------
          Net cash provided by financing activities                            3,961           5,125

Net decrease in cash and due from banks                                       (1,809)         (1,722)
Cash and due from banks at beginning of period                                17,305          14,707
                                                                        ============    ============
Cash and due from banks at end of period                                $     15,496    $     12,985
                                                                        ============    ============

SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                                         $      2,312    $      1,868
  Federal Income Taxes Paid                                             $         35    $         --



See Notes to Consolidated Financial Statements.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Bancshares Corporation of Texas and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the parent company and all subsidiaries, and all significant intercompany balances and transactions have been eliminated. Certain items in prior year's financial statements have been reclassified in conformity with the current year's presentation. The consolidated financial statements are unaudited, but include all adjustments (consisting primarily of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results of the periods presented. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be reported for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.


NOTE 2 - SUBSIDIARIES

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, NBT of Delaware, Inc. and the accounts of NBT of Delaware, Inc.'s wholly-owned subsidiaries NBC Bank, N.A., Eagle Pass, Texas; NBC Bank - Laredo, N.A., Laredo, Texas; NBC Bank - Rockdale, Rockdale, Texas; The First National Bank in Luling, Luling, Texas; and NBC Holdings - Texas, Inc, Laredo, Texas.


NOTE 3 - INVESTMENT SECURITIES

The following tables present the amortized cost and approximate fair value of the investment securities portfolio as of March 31, 1997 and December 31, 1996 (Dollars in thousands):

                                                                            MARCH 31, 1997
                                                           -----------------------------------------------
                                                                          GROSS        GROSS
                                                           AMORTIZED   UNREALIZED   UNREALIZED  APPROXIMATE
                                                              COST        GAINS       LOSSES    FAIR VALUE
                                                           ---------   ---------    ---------    ---------
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury securities                                 $  88,247   $     309    $    (504)   $  88,052
  U. S. Government agency and mortgage-backed securities          25          --        2,473
                                                                                                     2,448
  Equity securities including Federal Reserve Bank stock       1,023          --          (44)         979
                                                           ---------   ---------    ---------    ---------
          Total                                            $  91,718   $     334    $    (548)   $  91,504
                                                           =========   =========    =========    =========

SECURITIES HELD TO MATURITY:
  U.S. Treasury securities                                 $  73,327   $     369    $    (172)   $  73,524
  U. S. Government agency and mortgage-backed securities          25          --        3,093
                                                                                                     3,068
  Corporate bonds                                                 --          --          200
                                                                                                       200
  Foreign debt securities                                         --         (11)          53
                                                                                                        64
                                                           ---------   ---------    ---------    ---------
          Total                                            $  76,659   $     394    $    (183)   $  76,870
                                                           =========   =========    =========    =========

                                                                         DECEMBER 31, 1996
                                                         -------------------------------------------------
                                                                       GROSS         GROSS
                                                         AMORTIZED    UNREALIZED   UNREALIZED   APPROXIMATE
                                                            COST         GAINS       LOSSES     FAIR VALUE
                                                         ----------   ----------   ----------   ----------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                                 $   80,199   $      645   $      198   $   80,646
U.S. Government agency and mortgage-backed securities         2,586           33           --        2,619
Equity securities including Federal Reserve Bank stock        3,983          945           --        4,928
                                                         ----------   ----------   ----------   ----------
          Total                                          $   86,768   $    1,623   $      198   $   88,193
                                                         ==========   ==========   ==========   ==========

SECURITIES HELD TO MATURITY:
U.S. Treasury securities                                 $   69,201   $      756   $       58   $   69,899
U.S. Government agency and mortgage-backed securities
                                                              3,184           25           --        3,209
Other securities
                                                                264           --           10          254
                                                         ----------   ----------   ----------   ----------
          Total                                          $   72,649   $      781   $       68   $   73,362
                                                         ==========   ==========   ==========   ==========

Unrealized gains and losses on investment securities held at March 31, 1997 and December 31, 1996 have been judged to be temporary market fluctuations with no material financial impact on the Company.

The following table shows the maturity schedule of the Company's investment portfolio as of March 31, 1997 (Dollars in thousands):

                                                                            MARCH 31, 1997
                                                   ------------------------------------------------------------------
                                                         AVAILABLE FOR SALE                  HELD TO MATURITY
                                                   -------------------------------    -------------------------------
                                                    AMORTIZED       APPROXIMATE        AMORTIZED       APPROXIMATE
                                                       COST         FAIR VALUE            COST         FAIR VALUE
                                                   -------------  ----------------    -------------  ----------------
Due in one year or less                            $     24,498   $        24,659     $     18,700   $        18,729
Due in one year to five years                            66,079            65,740           54,839            55,005
Due from five to ten years                                   --                --               52                43
Due after ten years                                       1,141             1,105            3,068             3,093
                                                   -------------  ----------------    -------------  ----------------
    Totals                                         $     91,718   $        91,504     $     76,659   $        76,870
                                                   =============  ================    =============  ================

The carrying value of investment securities pledged to secure public funds amounted to approximately $38,024,000 at March 31, 1997 and $35,634,000 at December 31, 1996.

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

An analysis of the allowance for possible loan losses for the three months ended March 31, 1997 and 1996 is presented below:

                                                                                  THREE MONTHS ENDED
                                                                       ----------------------------------------
                                                                          MARCH 31, 1997      MARCH 31, 1996
                                                                       ----------------------------------------
                                                                                (Dollars in Thousands)
Balance at beginning of period                                           $          2,408    $           1,906
  Provisions to allowance for possible loan losses                                     25                   20
  Losses charged to the allowance                                                     (53)                 (39)
  Recoveries credited to the allowance
                                                                                       51                   74
                                                                         ----------------    -----------------
      Net (charge-offs) recoveries                                                     (2)                  35
                                                                         ----------------    -----------------
Balance at end of period                                                 $          2,431    $           1,961
                                                                         ================    =================

NOTE 5 - NOTES PAYABLE

On September 30, 1996, the Company executed a $16 million line of credit with Texas Independent Bank in Dallas. The line bears a variable interest rate at New York prime (8.5% at March 31, 1997). Interest is due quarterly with principal due at maturity. The line matures on September 30, 1997. The line of credit is collateralized by the common stock of NBT of Delaware, Inc. and the stock of the subsidiary banks. At March 31, 1997, the outstanding balance on the line of credit was $2,500,000.

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


NOTE 6 - INCOME TAX EXPENSE

The provision for Federal income tax expense is less than that computed by applying the federal statutory rate of 34% as indicated in the following analysis:

                                                                                       THREE MONTHS ENDED
                                                                             ---------------------------------------
                                                                              MARCH 31, 1997     MARCH 31, 1996
                                                                             ------------------  -------------------
Tax based on statutory rate                                                              $ 911               $  481
Decrease in deferred tax asset valuation allowance                                        (904)                (475)
Alternative minimum tax
                                                                                            56                   27
Other, net                                                                                  (2)                  20
                                                                                         -----               ------
Federal income tax expense                                                               $  61               $   53
                                                                                         =====               ======


The Company had approximately $107 million in net operating loss carryforwards at March 31, 1997 which will be available to reduce tax liabilities through the year 2006. The net operating loss carryforwards, along with certain other items, create deferred tax assets. A valuation allowance has been created to reduce deferred tax assets to an amount more likely than not to be realized. During the three months ended March 31, 1997 and 1996, the valuation allowance has been reduced to adjust the recorded deferred tax asset to the realizable amount. Pursuant to Statement of Financial Accounting Standards No, 109, "Accounting for Income Taxes", reductions to the valuation allowance are recorded as decreases in current period income tax expense.

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



RESULTS OF OPERATIONS

         Net income for the three months ended March 31, 1997 was $2.6 million or $.55 per common share compared with $1.4 million or $.29 per common share for the three months ended March 31, 1996. 1997 included a non-recurring gain on the sale of equity securities in the amount of $1.1 million, net of tax. With the exclusion of the gain, net income for the first quarter of 1997 would be $1.6 million or $.33 per common share, an increase of 14% over the prior year. Net interest income for the three months ended March 31, 1997 improved $472,000 over the same period of 1996 of which $314,000 is due to the acquisition of Luling Bancshares in September of 1996 with the remaining $158,000 due to internal growth in the loan and investment securities portfolios. Non-interest expenses were up $318,000, or 14%, of which $221,000 was due to the addition of Luling Bancshares and the balance primarily due the increase in salaries and benefits.

         For the three months ended March 31, 1997, the Company's return on average assets was 3.21%, or 1.87% deducting the non-recurring gain on securities, compared to 2.00% for the three months ended March 31, 1996. The Company's return on average equity for the three months ended March 31, 1997 was 24.63% , or 14.36% deducting the gain on securities, compared to 14.95% for the three months ended March 31, 1996. The ratio of average stockholders' equity to total average assets was 13.0% and 13.4% for the three months ended March 31, 1997 and 1996, respectively.


NET INTEREST INCOME

         Net interest income constitutes the principal source of income for the Banks and represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The increase of $472,000 or 16.1% in net interest income for the three months ended March 31, 1997 compared to the same period in 1996 was due primarily to the acquisition of Luling Bancshares which accounts for $314,000 of the increase and a 16% and 8% increase in the investment securities and loan portfolios,respectively. On an average basis, other debt at March 31, 1997 increased $3 million for the Luling Bancshares acquisition. The net interest margin for the three months ended March 31,1997 was 4.57% compared to 4.74% as of March 31, 1996. The net interest margin is the net return on earning assets which is computed by dividing taxable equivalent net interest income by average total earning assets.

           The net interest spread decreased 17 basis points to 3.76% at March 31, 1997 from 3.93% at March 31, 1996. The decrease in the net interest spread is primarily due to the increase in other debt in 1997.

                       INTEREST EARNED/INCURRED AND RATES
                             (Dollars in thousands)

                                                     THREE MONTHS ENDED                    THREE MONTHS ENDED
                                            -------------------------------------- ------------------------------------
                                                       MARCH 31, 1997                        MARCH 31, 1996
                                            -------------------------------------- ------------------------------------
                                                        INTEREST                                INTEREST
                                             AVERAGE    INCOME/        AVERAGE       AVERAGE     INCOME/     AVERAGE
                                             BALANCE    EXPENSE      YIELD/RATE      BALANCE     EXPENSE    YIELD/RATE
------------------------------------------  ---------- -----------  --------------  ----------  ----------  -----------
INTEREST-EARNING ASSETS:
  Interest-bearing accounts                 $     696  $        7           4.22%   $     194   $       3        5.31%
  Federal funds sold                           23,505         322           5.55%      20,252         283        5.61%
  Investment securities:
    US Treasuries                             154,682       2,373           6.22%     131,294       1,995        6.10%
    US Government agencies                      5,616          95           6.89%       4,443          77        6.96%
    States and political subdivisions              --          --              --          58           1        7.01%
    Other                                       4,869          29           2.38%       1,380          11        3.15%
                                            ---------  ----------     ----------    ---------   ---------     -------
        Total investment securities           165,167       2,497           6.13%     137,175       2,084        6.10%
  Loans, net of discounts (A)                 112,720       2,951          10.62%      90,861       2,461       10.86%
                                            ---------  ----------     ----------    ---------   ---------     -------
        Total interest-earning assets         302,088       5,778           7.76%     249,847       4,831        7.80%
NON-INTEREST BEARING ASSETS:
  Cash and due from banks                      14,527                                  12,232
  Allowance for possible loan losses          (2,412)                                 (1,936)
  Other assets                                 16,701                                  13,544
                                            ---------                               ---------
        Total assets                        $ 330,904                               $ 272,322
                                            =========                               =========
INTEREST-BEARING LIABILITIES:
  Interest bearing transaction accounts        40,816         293           2.91%      83,346         606        2.92%
  Time deposits                               196,350       2,008           4.15%     113,025       1,284        4.56%
  Other debt                                    3,362          71           8.61%         365           6        7.19%
                                            ---------  ----------     ----------    ---------   ---------     -------
        Total interest-bearing                240,528       2,372           4.00%     196,736       1,896        3.87%
liabilities
NON-INTEREST BEARING LIABILITIES:
  Demand deposits                              45,623                                  37,663
  Other liabilities                             1,655                                   1,185
                                            ---------                               ---------
      Total liabilities                       287,806                                 235,584
  Redeemable preferred stock                       --                                     214
STOCKHOLDERS' EQUITY (F)                       43,098                                  36,524
                                            ---------                               ---------
      Total liabilities and                 $ 330,904                               $ 272,322
                                            =========                               =========
Taxable-equivalent net interest income                 $    3,405                               $   2,935
Less:  taxable-equivalent adjustment                            4                                       5
                                                       ----------                               ----------
 et interest income                                    $    3,402                               $   2,930
                                                       ===========                              ==========
Net interest spread (B)                                                     3.76%                                3.93%
                                                                      ==========                              =======
Net interest margin (C)                                                     4.57%                                4.74%
                                                                      ==========                              =======
SELECTED OPERATING RATIOS:
  Return on average assets (D)                                              3.21%                                2.00%
                                                                      ==========                              =======
  Return on average equity (E)                                             24.63%                               14.95%
                                                                      ==========                              =======

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

         The following table analyzes the increase in taxable-equivalent net interest income stemming from changes in interest rates and from asset and liability volume, including mix, for the three months ended March 31, 1997 and 1996. Non-accruing loans have been included in assets for calculating this table, thereby reducing the yield on loans. The changes in interest due to both rate and volume in the table below have been allocated to volume or rate change on a pro-rata basis.

         ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME

                                                       March 31, 1997 vs. March 31, 1996
                                                   ----------------------------------------
                                                    Increase            Due to Changes in
                                                                 --------------------------
                                                   (Decrease)       Rates         Volume
                                                   -----------   -----------    -----------
                                                            (Dollars in Thousands)
TAXABLE-EQUIVALENT INTEREST INCOME:
    Interest-bearing accounts                      $         4   $        (4)   $         8
    Federal funds sold                                      39            (3)            42
    Investment securities                                  413            16            397
    Loans, net of discounts                                490           (69)           559
                                                   -----------   -----------    -----------
        Total taxable-equivalent interest income           946           (60)         1,006
INTEREST EXPENSE:
    Interest-bearing deposits                              411          (202)           613
    Other debt                                              65            17             48
                                                   -----------   -----------    -----------
        Total interest expense                             476          (185)           661
                                                   -----------   -----------    -----------

TAXABLE-EQUIVALENT NET INTEREST INCOME                     470           125            345
                                                   ===========   ===========    ===========


         Taxable-equivalent net interest income for the three months ended March 31,1997 increased $470,000 or 16% over the same period in 1996. The increase is reflected in the volume of earning assets and in the decrease in the market rates of interest bearing liabilities.

INTEREST RATE SENSITIVITY

         Management seeks to maintain consistent growth of net interest income through periods of changing interest rates by avoiding fluctuating net interest margins. Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to repricing characteristics of interest earning assets and liabilities.

         The following table indicates the Company's interest rate sensitivity position at March 31, 1997:

                                  INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES
                                              (Dollars in thousands)

                                                                                           NON-RATE
                                                     RATE SENSITIVE                        SENSITIVE
                                  -----------------------------------------------------   ------------
                                   IMMEDIATELY       WITHIN       WITHIN                     OVER
                                    0-30 DAYS       90 DAYS      ONE YEAR      TOTAL       ONE YEAR        TOTAL
                                  ---------------  -----------  ------------ ----------   ------------   -----------
Earning Assets:
    Loans, net of discounts      $  47,535     $   6,224     $  23,085     $  76,844     $  35,970   $ 112,814
    Investment securities            2,202         5,011        36,056        43,269       124,894     168,163
    Federal funds sold              17,705            --            --        17,705            --      17,705
    Interest-bearing accounts        4,330            --           396         4,726            --       4,726
                                 ---------     ---------     ---------     ---------     ---------   ---------
          Total earning assets   $  71,772     $  11,235     $  59,537     $ 142,544     $ 160,864   $ 303,408
                                 =========     =========     =========     =========     =========   =========
Interest-bearing liabilities:
    Interest-bearing
transaction,
      savings and money market      97,587            --            --        97,587            --      97,587
    Certificates and time           22,931        38,174        70,754       131,859         7,998     139,857
deposits
    Debt                             2,502             2             8         2,512           342       2,854
                                 ---------     ---------     ---------     ---------     ---------   ---------
          Total
interest-bearing
             liabilities         $ 123,020     $  38,176     $  70,762     $ 231,958     $   8,340   $ 240,298
                                 =========     =========     =========     =========     =========   =========

Interest sensitivity gap         $ (51,248)    $ (26,941)    $ (11,225)    $ (89,414)
                                 =========     =========     =========     =========

Cumulative gap                   $ (51,248)    $ (78,189)    $ (89,414)    $ (89,414)
                                 =========     =========     =========     =========

Ratio of earning assets to
    interest-bearing                  58.3%         29.4%         84.1%       61.5%
liabilities



         The interest rate sensitivity table reflects a cumulative liability sensitive position during the one year period shown. Generally, this indicates that the liabilities reprice more quickly than the assets in a given period, and that a decline in market rates will benefit net interest income. An increase in market rates would have the opposite effect.

NON-INTEREST INCOME

         The major components of non-interest income are service charges and fees earned on deposit accounts. The following table summarizes changes in non-interest income for the three months ended March 31, 1997 and 1996:

                              NON-INTEREST INCOME
                             (Dollars in thousands)

                                                       THREE MONTHS ENDED                         1997/1996
                                                ---------------------------------   ----------------------------------
                                                MARCH 31, 1997     MARCH 31, 1996      $ CHANGE            % CHANGE
                                                --------------    ---------------   ---------------    ---------------
Service charges and fees                        $          630    $           595   $            35    $           5.9%
Net realized gains on sales of securities                1,091                 --             1,091              100.0%
Net gains on sales of other real estate owned                7                 --                 7              100.0%
Miscellaneous income                                       126                144               (18)             -12.5%
                                                --------------    ---------------   ---------------    ---------------

Total non-interest income                       $        1,854    $           739   $         1,115    $         150.9%
                                                ==============    ===============   ===============    ===============

         The $1,115,000 or 150.9% increase in non-interest income for the three months ended March 31, 1997 is due primarily to the $1,091,000 gain realized on the sale of certain equity securities. Excluding this nonrecurring gain, non-interest income increased $24,000 or 3.2% over 1996.

NON-INTEREST EXPENSE

         Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense. The following table summarizes the changes in non-interest expense for the three months ended March 31, 1997 and 1996:

                              NON-INTEREST EXPENSE
                             (Dollars in thousands)

                                                          THREE MONTHS ENDED                      1997/1996
                                                ---------------------------------   ----------------------------------
                                                MARCH 31, 1997     MARCH 31, 1996      $ CHANGE            % CHANGE
                                                --------------    ---------------   ---------------    ---------------
Salaries and employee benefits                  $        1,368    $         1,153   $           215               18.7%
Occupancy and equipment expenses                           418                355                63               17.7%
Data processing fees                                        72                 93               (21)             -22.6%
FDIC insurance                                               7                  2                 5              250.5%
Insurance                                                   25                 28                (3)             -10.7%
Office supplies                                            101                 90                11               12.2%
Postage and courier                                        104                 94                10               10.6%
Professional fees                                          152                167               (15)              -9.0%
 Goodwill                                                    7                 --                 7              100.0%
Miscellaneous other expenses                               299                253                46               18.2%
                                                --------------    ---------------   ---------------    ---------------

Total non-interest expense                      $        2,553    $         2,235   $           312               14.2%
                                                ==============    ===============   ===============    ===============


         Total non-interest expense for the three months ended March 31,1997 increased $318,000 or 14.2% over 1996. However, as a percentage of average assets, non-interest expense declined slightly from 3.27% in 1996 to 3.01% in 1997. Salaries and benefits rose $215,000 or 18.7% in 1997. $115,000 of the increase is related to the acquisition of Luling Bancshares in September of 1996. The $63,000 or 17.7% increase in occupancy and equipment expenses is in part due to the Luling acquisition and the remainder to the updating of computer equipment. Data processing fees declined $21,000 or 22.6% due to the Bank's changing from an outside data processor to an in-house computer system. Some of the increase reflected in occupancy and equipment and salaries and benefits offset this decline.

INCOME TAXES

         The Company recognized income tax expense of $61,000 for the three months ended March 31, 1997 compared to $53,000 for the three months ended March 31, 1996. At March 31, 1997, the Company had approximately $107 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years. If unused, approximately $103 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.


LOANS

         The following table presents the composition of the Company's loan portfolio by type of loan:

                                 LOAN PORTFOLIO
                             (Dollars in thousands)

                               MARCH 31,      % OF      DECEMBER 31,    MARCH 31,
                                 1997         TOTAL         1996         1996
                              ----------   ----------    ----------   ----------
Commercial                    $   19,731         17.5%   $   23,992   $   12,563
Real estate construction           6,990          6.2%        6,324       13,035
Real estate mortgage              68,635         60.8%       65,556       50,589
Consumer installment loans,
  net of unearned discount        17,458         15.5%       17,386       14,184
                              ----------   ----------    ----------   ----------

    Total loans               $  112,814        100.0%   $  113,258   $   90,371
                              ==========   ==========    ==========   ==========



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

         The Company recorded net charge-offs of $2,000 for the three months ended March 31, 1997 compared to net recoveries of $35,000 for the three months ended March 31, 1996.

         The following table summarizes, for the periods presented, the activity in the allowance for loan losses arising from provisions credited to operations, loans charged off and recoveries of loans previously charged off.


                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

                                                             Three Months ended March 31,
                                                            ------------------------------
                                                                1997              1996
                                                            -------------    -------------
Average loans outstanding                                   $     112,720    $      90,861

Balance of allowance for loan losses at beginning of year   $       2,408    $       1,906
Provision for loan losses
                                                                       25               20
Charge-Offs:
    Commercial                                                         18                2
    Real estate construction                                           --               --
    Real estate mortgage                                                1               --
    Consumer installment                                               34               37
                                                            -------------    -------------
         Total charge-offs                                             53               39
                                                            -------------    -------------
Recoveries:
    Commercial                                                          8               12
    Real estate construction                                           --               --
    Real estate mortgage                                               11               15
    Consumer installment                                               32               47
                                                            -------------    -------------
         Total recoveries                                              51               74
                                                            -------------    -------------

         Net charge-offs (recoveries)                                   2              (35)
                                                            -------------    -------------

Balance of allowance for loan losses at end of period       $       2,431    $       1,961
                                                            =============    =============

Net charge-offs (recoveries) as a percentage
   of average loans outstanding                                      0.00%           -0.04%
                                                            =============    =============

ALLOWANCE FOR LOAN LOSSES AS A PERCENTAGE OF:
    Total loans, net of unearned discount                            2.16%            2.17%
                                                            =============    =============
    Non-performing assets                                          154.55%           86.92%
                                                            =============    =============


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

         The following table discloses non-performing assets and loans ninety days past due and still accruing interest as of March 31, 1997 and December 31, 1996: (Dollars in thousands)

                                                 MARCH 31,    DECEMBER 31,
NON-PERFORMING ASSETS:                            1997           1996
----------------------------------------------  ----------    ----------

Non-accrual loans                               $    1,071    $    1,195
Restructured loans                                      87            90
Foreclosed real estate                                 415           715
                                                ----------    ----------

Total non-performing assets                     $    1,573    $    2,000
                                                ==========    ==========

 NON-PERFORMING ASSETS AS A PERCENTAGE OF:
      Total assets                                    0.47%         0.61%
      Total loans plus foreclosed real estate         1.39%         1.75%

Accruing loans past due 90 days or more         $       95    $      182


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


LIQUIDITY

         Liquidity is the ability to have funds available at all times to meet the commitments of the Company. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and short-term investments in time deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the Company's trade area. The Banks have not and do not solicit brokered deposits as a funding source. The liquidity of the Company is enhanced by the fact that 77% of total deposits at March 31, 1997 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

         At March 31, 1997, the Company's liquid assets amounted to $129 million or 39% of total gross assets, compared to 40% at March 31, 1996. Secondary sources of liquidity include the Banks' ability to sell loan participations and purchase federal funds. NBC-Eagle Pass has an approved federal funds line at a correspondent bank.

         The Company's principal source of funds consists of dividends received from the Banks, which derive their funds from deposits, interest and principal payments on loans and investment securities, sales of investment securities and borrowings.


CAPITAL RESOURCES

          Total stockholders' equity increased $6.1 million to $44.1 million at March 31, 1997 from $38.0 million at March 31, 1996. The ratio of total stockholders' equity to total assets was 13.2% at March 31, 1997 compared with 13.7% at March 31, 1996.

         The Company and subsidiary Banks are subject to minimum capital ratios mandated by their respective banking industry regulators. The table below illustrates the Company and subsidiary Bank's compliance with the risk-based capital guidelines of the Federal Reserve Bank (FRB) and the Office of the Comptroller of the Currency (OCC). These guidelines are designed to measure Tier 1 and total capital while taking into consideration the risk inherent in both on and off balance sheet items. Off balance sheet items include unfunded loan commitments and letters of credit. Currently under the regulatory guidelines, the net unrealized gain or loss on securities available for sale is not included in the calculation of risk based capital and the leverage ratio. The leverage ratio is Tier 1 capital divided by average total assets. A leverage ratio of 3.0 percent is the minimum requirement for only the most highly rated banking organizations and all other institutions are required to maintain a leverage ratio of 3 to 5 percent.

         Tier 1 capital includes common stockholders' equity less goodwill. Total capital includes Tier 1 capital and a portion of the allowance for loan losses. The ratios are calculated by dividing the qualifying capital by the risk-weighted assets.

         The table below illustrates the Company and its subsidiary Bank's compliance with the risk-based capital guidelines as of March 31, 1997:


                                                           NBC             NBC            NBC            FNB
                                         CONSOLIDATED   EAGLE PASS       LAREDO         ROCKDALE        LULING
                                         -----------    -----------    -----------    -----------    -----------
                                                                   (Dollars in thousands)
Total average assets (net of goodwill)   $   328,853    $   174,076    $    66,549    $    53,916    $    26,192
Risk weighted assets (net of goodwill)   $   115,452    $    51,319    $    36,537    $    15,511    $    16,278

Tier 1  capital                          $    42,238    $    16,899    $     7,197    $     7,170    $     3,015
Total capital                            $    43,693    $    17,546    $     7,654    $     7,360    $     3,218

Leverage ratio                                 12.84%          9.71%         10.82%         13.30%         11.51%
Risk based capital ratios:
    Tier 1                                     36.58%         32.93%         19.70%         46.22%         18.52%
    Total capital                              37.85%         34.19%         20.95%         47.45%         19.77%



PART II - OTHER INFORMATION:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      11.1   Statement Regarding computation of Earnings Per Share

         27.1   Financial Data Schedule

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          NATIONAL BANCSHARES CORPORATION OF TEXAS



Date:  May 12, 1997       By:   /s/  Anne Renfroe
                            -----------------------------------------
                          Anne Renfroe, Chief Accounting Officer and Principal
                          Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER               DESCRIPTION
-------              -----------

11.1         Statement Regarding computation of Earnings Per Share

27.1         Financial Data Schedule
