Form 10-Q
period 1997-06-30
NATIONAL BANCSHARES CORP OF TEXAS
filed 1997-08-14
CIK 69834

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

                  For the quarterly period ended June 30, 1997

                        COMMISSION FILE NUMBER: 1-13472

                                  * * * * * *

                    NATIONAL BANCSHARES CORPORATION OF TEXAS
             (Exact name of registrant as specified in its charter)

          TEXAS                                             74-1692337
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

    104 EAST MANN ROAD, LAREDO, TEXAS                        78042
(Address of principal executive offices)                   (Zip Code)

                                 (210) 724-2424
              (Registrant's telephone number, including area code)

                                      N/A
     (Former name, former address and former fiscal year, if changed since last report)

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----     -----

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,658,734 shares of Common Stock, $.001 par value, outstanding as of August 9, 1997.

===============================================================================

Part I.   Financial Information
Item 1.  Financial Statements

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)


                                                                    JUNE 30,      DECEMBER 31,
                                                                      1997            1996
                                                                    ---------     ------------
ASSETS:
Cash and due from banks                                             $  19,143      $  17,305
Interest-bearing accounts                                               1,908            529
Federal funds sold                                                     19,725         22,650
Investment securities available for sale                               94,555         88,193
Investment securities held to maturity                                 74,322         72,649
Loans, net of discounts                                               118,460        113,258
Allowance for possible loan losses                                     (2,459)        (2,408)
Bank premises and equipment, net                                        7,104          6,978
Other  assets                                                           9,116          8,764
                                                                    ---------      ---------
      Total Assets                                                  $ 341,874      $ 327,918
                                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
  Demand deposits, non-interest bearing                             $  47,163      $  46,617
  Interest-bearing transaction accounts (NOW)                          37,783         39,708
  Savings and money market accounts                                    58,597         58,163
  Certificates and time deposits under $100,000                        87,683         82,616
  Certificates and time deposits  $100,000 and over                    61,203         52,651
                                                                    ---------      ---------
      Total Deposits                                                  292,429        279,755
                                                                    ---------      ---------
Accrued interest, taxes and other liabilities                           1,436          1,259
Short term notes payable                                                1,500          3,639
Long term notes payable                                                   351            356
                                                                    ---------      ---------
       Total Liabilities                                              295,716        285,009
Stockholders' Equity:
  Common Stock, $.001 par value, 100,000,000 shares authorized, issued and outstanding: 4,658,734 at June 30, 1997
    and December 31,1996                                                    5              5
  Surplus - Common Stock                                               16,341         16,341
  Retained earnings                                                    29,488         25,321
  Unrealized gain on securities available for sale, net of tax            324          1,242
                                                                    ---------      ---------
      Total Stockholders' Equity                                       46,158         42,909
                                                                    ---------      ---------
      Total Liabilities and Stockholders' Equity                    $ 341,874      $ 327,918
                                                                    =========      =========



See Notes to Consolidated Financial Statements.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, except per share amounts)
                                  (Unaudited)

                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                       -------------------------------   -----------------------------
                                       JUNE 30, 1997     JUNE 30, 1996   JUNE 30, 1997   JUNE 30, 1996
INTEREST INCOME:
  Interest and Fees on Loans              $    3,052     $     2,503      $    6,000     $     4,959
  Interest on Investment Securities            2,645           2,311           5,142           4,396
  Interest on Federal Funds Sold                 299             185             621             468
  Interest on Deposits in Banks                   42               3              50               5
                                          ----------     -----------      ----------     -----------
      TOTAL INTEREST INCOME                    6,038           5,002          11,813           9,828

INTEREST EXPENSE:
  Interest on Deposits                         2,395           1,920           4,697           3,809
  Interest on Debt                                58               7             129              14
                                          ----------     -----------      ----------     -----------
      TOTAL INTEREST EXPENSE                   2,453           1,927           4,826           3,823

NET INTEREST INCOME                            3,585           3,075           6,987           6,005
  Less: Provision for Possible
    Loan Losses                                   --              10              25              30
                                          ----------     -----------      ----------     -----------
NET INTEREST INCOME AFTER PROVISION
FOR POSSIBLE LOAN LOSSES                       3,585           3,065           6,962           5,975

NON-INTEREST INCOME:
  Service Charges and Fees                       620             561           1,250           1,156
  Net realized Gains (Losses) on
    Sales of Securities                            1              (1)          1,093              (1)
  Net Gains on Sales of Other Real
    Estate and Assets                             40              16              47              15
  Miscellaneous Income                            38              25             163             170
                                          ----------     -----------      ----------     -----------
      TOTAL NON-INTEREST INCOME                  699             601           2,553           1,340

NON-INTEREST EXPENSE:
  Salaries and Employee Benefits               1,394           1,147           2,763           2,299
  Occupancy and Equipment Expenses               407             385             824             740
  Other Expenses                                 900             849           1,667           1,577
                                          ----------     -----------      ----------     -----------
      TOTAL NON-INTEREST EXPENSE               2,701           2,381           5,254           4,616

 INCOME BEFORE FEDERAL INCOME TAXES            1,583           1,285           4,261           2,699
Federal Income Tax Expense                        33              33              94              86
                                          ----------     -----------      ----------     -----------
NET INCOME                                $    1,550     $     1,252      $    4,167     $     2,613
                                          ==========     ===========      ==========     ===========

INCOME PER COMMON AND
COMMON-EQUIVALENT SHARE                   $     0.33     $      0.27      $     0.88     $      0.55
                                          ==========     ===========      ==========     ===========

Weighted Average Number of Common and
Common-Equivalent Shares Outstanding       4,731,323       4,718,145       4,729,590       4,713,790



See Notes to Consolidated Financial Statements.

          NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                 (Unaudited)


                                                                                                       UNREALIZED
                                                   COMMON STOCK (A)                                   GAIN (LOSS)
                                       ---------------------------------------                        ON AVAILABLE
                                        NUMBER                                        RETAINED         FOR SALE
                                       OF SHARES      PAR VALUE        SURPLUS        EARNINGS        SECURITIES(B)       TOTAL
                                       ---------      ---------        -------        --------        -------------       -----

BALANCE AT JANUARY 1, 1996               4,530         $     4         $15,619         $19,611         $   743          $ 35,977
Net income                                  --              --              --           5,710              --             5,710
Conversion of series B preferred
    to Common Stock                        128               1             714              --              --               715
Stock options exercised                      1              --               8              --              --                 8
Net value change                            --              --              --              --             499               499
                                         -----         -------         -------         -------         -------          --------
BALANCE AT DECEMBER 31, 1996             4,659         $     5         $16,341         $25,321         $ 1,242          $ 42,909
Net income                                  --              --              --           4,167              --             4,167
Net value change                            --              --              --              --            (918)             (918)
                                         =====         =======         =======         =======         =======          ========
BALANCE AT JUNE 30, 1997                 4,659         $     5         $16,341         $29,488         $   324          $ 46,158
                                         =====         =======         =======         =======         =======          ========


(A) Common Stock with a par value of $0.001 per share, 100,000,000 shares authorized.
(B) Net unrealized holding gains (losses) on securities available for sale, net of tax effect.


See Notes to Consolidated Financial Statements.

SD
           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                   ----------------------
                                                                     1997          1996
                                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $  4,167      $  2,613
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                       433           511
    Credit for deferred federal income taxes                             45            17
    Provision to allowance for possible loan losses                      25            30
    Net realized gains on securities available for sale              (1,093)            1
    Direct write-downs of other real estate owned                        --             3
    Gain on sale of other real estate owned and other assets            (47)          (15)
    Increase in accrued interest receivable and other assets           (810)         (174)
    Increase (decrease) in accrued interest payable
     and other liabilities                                              178           124
                                                                   --------      --------
          Net cash provided by operating activities                   2,898         3,110

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in federal funds sold                                  2,925         9,405
  Net (increase) decrease in interest-bearing accounts               (1,379)           62
  Net (increase ) decrease in loans                                  (5,270)         (934)
  Purchases of securities available for sale                        (22,098)      (28,709)
  Proceeds from sales of securities available for sale                8,868         4,045
  Proceeds from maturities of securities available for sale           7,012         6,078
  Purchases of securities held to maturity                           (8,120)      (12,875)
  Proceeds from maturities of securities held to maturity             6,464        12,841
  Capital expenditures                                                 (529)         (389)
  Proceeds from sale of other real estate owned                         537            71
                                                                   --------      --------
          Net cash used in investing activities                     (11,590)      (10,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in demand deposits, NOW accounts,
       savings and money-market accounts                               (945)        2,172
  Net increase in certificates of deposit and time deposits          13,619         6,650
  Proceeds from advances on other debt                                3,000           140
  Principal payments on other debt                                   (5,144)           (5)
  Proceeds from exercise of common stock options                         --             8
                                                                   --------      --------
          Net cash provided by financing activities                  10,530         8,965
Net increase in cash and due from banks                               1,838         1,670

Cash and due from banks at beginning of period                       17,305        14,707
                                                                   --------      --------
Cash and due from banks at end of period                           $ 19,143      $ 16,377
                                                                   ========      ========

SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                                    $  4,754      $  3,793
  Federal income taxes paid                                        $     59      $     58
  Loans originated to facilitate the sale of foreclosed assets     $    478      $     --
  Loan foreclosures                                                $     94      $     --


See Notes to Consolidated Financial Statements.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Bancshares Corporation of Texas and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the parent company and all subsidiaries, and all significant intercompany balances and transactions have been eliminated. Certain items in prior year's financial statements have been reclassified in conformity with the current year's presentation. The consolidated financial statements are unaudited, but include all adjustments (consisting primarily of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results of the periods presented. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be reported for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

NOTE 2 - SUBSIDIARIES

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, NBT of Delaware, Inc. and the accounts of NBT of Delaware, Inc.'s wholly-owned subsidiaries NBC Bank, N.A., Eagle Pass, Texas; NBC Bank - Laredo, N.A., Laredo, Texas; NBC Bank - Rockdale, Rockdale, Texas; NBC Bank - Central, N.A., Luling, Texas; and NBC Holdings - Texas, Inc., Laredo, Texas.

NOTE 3 - INVESTMENT SECURITIES

The following tables present the amortized cost and approximate fair value of the investment securities portfolio as of June 30, 1997 and December 31, 1996 (Dollars in thousands):




                                                                                    JUNE 30,1997
                                                              -----------------------------------------------------
                                                                              GROSS        GROSS
                                                               AMORTIZED   UNREALIZED    UNREALIZED     APPROXIMATE
                                                                 COST         GAINS        LOSSES        FAIR VALUE
                                                              ------------ ------------ -------------  ------------
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury securities                                      $88,165        $527        $(254)        $88,438
  U.S. Government agency and mortgage-backed securities           2,381          18           (2)          2,397
  Other securities including Federal Reserve Bank stock           3,515         205           --           3,720
                                                                -------        ----        -----         -------
          Total                                                 $94,061        $750        $(256)        $94,555
                                                                =======        ====        =====         =======

SECURITIES HELD TO MATURITY:
  U.S. Treasury securities                                      $71,342        $574        $ (67)        $71,849
  U.S. Government agency and mortgage-backed securities           2,916          43           --           2,959
  Foreign debt securities                                            64          --          (10)             54
                                                                -------        ----        -----         -------
          Total                                                 $74,322        $617        $ (77)        $74,862
                                                                =======        ====        =====         =======


                                                                                 DECEMBER 31,1996
                                                           -------------------------------------------------------------
                                                                              GROSS         GROSS
                                                             AMORTIZED      UNREALIZED    UNREALIZED      APPROXIMATE
                                                               COST           GAINS         LOSSES         FAIR VALUE
                                                           --------------  ------------- -------------  ----------------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                                      $80,199        $  645        $198               $80,646
U.S. Government agency and mortgage-backed securities           2,586            33          --                 2,619
Equity securities including Federal Reserve Bank stock          3,983           945          --                 4,928
                                                              -------        ------        ----               -------
          Total                                               $86,768        $1,623        $198               $88,193
                                                              =======        ======        ====               =======

SECURITIES HELD TO MATURITY:
U.S. Treasury securities                                      $69,201        $  756        $ 58               $69,899
U.S. Government agency and mortgage-backed securities           3,184            25          --                 3,209
Other securities                                                  264            --          10                   254
                                                              -------        ------        ----               -------
          Total                                               $72,649        $  781        $ 68               $73,362
                                                              =======        ======        ====               =======

Unrealized gains and losses on investment securities held at June 30, 1997 and December 31, 1996 have been judged to be temporary market fluctuations with no material financial impact on the Company.

The following table shows the maturity schedule of the Company's investment portfolio as of June 30, 1997 (Dollars in thousands):

                                                         JUNE 30, 1997
                                    --------------------------------------------------------
                                       AVAILABLE FOR SALE             HELD TO MATURITY
                                    --------------------------   ---------------------------
                                    AMORTIZED      APPROXIMATE   AMORTIZED       APPROXIMATE
                                      COST         FAIR VALUE      COST          FAIR VALUE
                                    ---------      -----------   ---------       -----------
Due in one year or less              $21,608        $21,707        $23,482        $23,536
Due in one year to five years         68,827         69,010         47,858         48,313
Due from five to ten years                --             --             16             13
Due after ten years                    3,626          3,838          2,966          3,000
                                     -------        -------        -------        -------
    Totals                           $94,061        $94,555        $74,322        $74,862
                                     =======        =======        =======        =======

The carrying value of investment securities pledged to secure public funds amounted to approximately $35,130,000 at June 30, 1997 and $35,634,000 at December 31, 1996.

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

An analysis of the allowance for possible loan losses for the six months ended June 30, 1997 and 1996 is presented below:

                                                            SIX MONTHS ENDED
                                                       -----------------------------
                                                       JUNE 30, 1997   JUNE 30, 1996
                                                       -------------   -------------
                                                           (Dollars in Thousands)
Balance at beginning of period                            $ 2,408         $ 1,906
  Provisions to allowance for possible loan losses             25              30
  Losses charged to the allowance                             (78)            (76)
  Recoveries credited to the allowance                        104             160
                                                          -------         -------
      Net (charge-offs) recoveries                             26              84
                                                          -------         -------
Balance at end of period                                  $ 2,459         $ 2,020
                                                          =======         =======

NOTE 5 - NOTES PAYABLE

On September 30, 1996, the Company executed a $16 million line of credit with Texas Independent Bank in Dallas. The line bears a variable interest rate at New York prime (8.5% at June 30, 1997). Interest is due quarterly with principal due at maturity. The line matures on September 30, 1997. The line of credit is collateralized by the common stock of NBT of Delaware, Inc. and the stock of the subsidiary banks. At June 30, 1997, the outstanding balance on the line of credit was $1,500,000.

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


NOTE 6 - INCOME TAX EXPENSE

The provision for Federal income tax expense is less than that computed by applying the federal statutory rate of 34% as indicated in the following analysis:

                                                           SIX MONTHS ENDED
                                                      ----------------------------
                                                      JUNE 30, 1997  JUNE 30, 1996
                                                      -------------  -------------
Tax based on statutory rate                              $ 1,449        $ 918
Decrease in deferred tax asset valuation allowance        (1,512)        (929)
Alternative minimum tax                                       85           54
Other, net                                                    72           43
                                                         -------        -----
Federal income tax expense                               $    94        $  86
                                                         =======        =====

The Company had approximately $103 million in net operating loss carryforwards at June 30, 1997 which will be available to reduce tax liabilities through the year 2006. The net operating loss carryforwards, along with certain other items, create deferred tax assets. A valuation allowance has been created to reduce deferred tax assets to an amount more likely than not to be realized. During the six months ended June 30, 1997 and 1996, the valuation allowance has been reduced to adjust the recorded deferred tax asset to the realizable amount. Pursuant to Statement of Financial Accounting Standards No, 109, "Accounting for Income Taxes", reductions to the valuation allowance are recorded as decreases in current period income tax expense.

NOTE 7 - ACQUISITIONS

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

On July 18, 1997, the Company acquired three branches of Wells Fargo Bank in Giddings, Marble Falls and Taylor, Texas. The Company acquired approximately $103.4 million in deposits, the owned branch facilities, branch furniture, fixtures and certain equipment. The Company paid a purchase price of approximately $8.2 million for the acquisitions.

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

RESULTS OF OPERATIONS

         Net income for the three months ended June 30, 1997 was $1.6 million or $.33 per common share compared with $1.3 million or $.27 per common share for the three months ended June 30, 1996. Net interest income for the three months ended June 30, 1997 improved $510,000 over the same period of 1996 of which $332,000 is due to the acquisition of Luling Bancshares in September of 1996 with the remaining $178,000 due to internal growth in the loan and investment securities portfolios. Non-interest expenses were up $320,000, or 13%, of which $257,000 or 80% was due to the addition of Luling Bancshares and the balance primarily due to the increase in salaries and benefits.

         Net income for the six months ended June 30, 1997 was $4.2 million or $.88 per common share compared with $2.6 million or $.55 per common share for the six months ended June 30, 1996. Adjusted for the non-recurring gains on investment securities of $1.1 million, net income would be $3.1 million or $.65 per common share. Net interest income increased $981,000 with 66% of the increase due to the acquisition of Luling Bancshares.

         For the six months ended June 30, 1997, the Company's return on average assets was 2.51%, or 1.84% deducting the non-recurring gains on securities, compared to 1.90% for the six months ended June 30, 1996. The Company's return on average equity for the six months ended June 30, 1997 was 19.19% , or 14.04% deducting the gains on securities, compared to 14.06% for the six months ended June 30, 1996. The ratio of average stockholders' equity to total average assets was 13.1% and 13.5% for the six months ended June 30, 1997 and 1996, respectively.

NET INTEREST INCOME

         Net interest income constitutes the principal source of income for the Banks and represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The increase of $981,000 or 16% in net interest income for the six months ended June 30, 1997 compared to the same period in 1996 was due primarily to the acquisition of Luling Bancshares which accounts for $646,000 of the increase. On an average basis, other debt at June 30, 1997 increased $3 million which was used for the Luling Bancshares acquisition. The net interest margin for the six months ended June 30,1997 was 4.61% compared to 4.78% as of June 30, 1996. The net interest margin is the net return on earning assets which is computed by dividing taxable equivalent net interest income by average total earning assets.

           The net interest spread decreased 19 basis points to 3.78% at June 30, 1997 from 3.97% at June 30, 1996. The decrease in the net interest spread is primarily due to the increase in other debt in 1997.

                       INTEREST EARNED/INCURRED AND RATES
                             (Dollars in thousands)

                                                          SIX MONTHS ENDED                          SIX MONTHS ENDED
                                              ----------------------------------------    ----------------------------------------
                                                           JUNE 30, 1997                              JUNE 30, 1996
                                              ----------------------------------------    ----------------------------------------
                                                               INTEREST                                  INTEREST
                                               AVERAGE         INCOME/       AVERAGE      AVERAGE        INCOME/         AVERAGE
                                               BALANCE         EXPENSE      YIELD/RATE    BALANCE        EXPENSE        YIELD/RATE
                                              ---------        -------      ----------    -------        -------        ----------
INTEREST-EARNING ASSETS:
  Interest-bearing accounts                   $   2,412        $    50           4.15%    $     195        $    5           5.17%
  Federal funds sold                             22,932            621           5.46%       17,053           468           5.53%
  Investment securities:
    US Treasuries                               157,886          4,916           6.28%      138,034         4,222           6.17%
    US Government agencies                        5,542            186           6.78%        4,364           149           6.89%
    States and political subdivisions                --             --             --            20             1           6.27%
    Other                                         3,338             40           2.42%        1,819            24           2.66%
                                              ---------        -------          -----     ---------        ------          -----
        Total investment securities             166,766          5,142           6.13%      144,237         4,396           6.15%
  Loans, net of discounts (A)                   113,849          6,009          10.64%       91,029         4,970          10.95%
                                              ---------        -------          -----     ---------        ------          -----
        Total interest-earning assets           305,959         11,822           7.77%      252,514         9,839           7.81%
NON-INTEREST BEARING ASSETS:
  Cash and due from banks                        14,394                                      12,156
  Allowance for possible loan losses             (2,431)                                     (1,963)
  Other assets                                   16,715                                      13,731
                                              ---------                                   ---------
        Total assets                          $ 334,637                                   $ 276,438
                                              =========                                   =========
INTEREST-BEARING LIABILITIES:
  Interest bearing transaction accounts          40,194            571           2.86%       31,371           453           2.91%
  Time deposits                                 199,642          4,126           4.17%      168,155         3,356           4.02%
  Other debt                                      3,065            129           8.51%          386            14           7.31%
                                              ---------        -------          -----     ---------        ------          -----
     Total interest-bearing liabilities         242,901          4,826           4.01%      199,912         3,823           3.84%

NON-INTEREST BEARING LIABILITIES:
  Demand deposits                                46,243                                      37,720
  Other liabilities                               1,708                                       1,315
                                              ---------                                   ---------
      Total liabilities                         290,852                                     238,947
  Redeemable preferred stock                         --                                         231
STOCKHOLDERS' EQUITY (F)                         43,785                                      37,260
                                              ---------                                   ---------
      Total liabilities and
        stockholders' equity                  $ 334,637                                   $ 276,438
                                              =========                                   =========
Taxable-equivalent net interest income                         $ 6,996                                     $6,016
Less:  taxable-equivalent adjustment                                 9                                         11
                                                               -------                                     ------
Net interest income                                            $ 6,987                                     $6,005
                                                               =======                                     ======
Net interest spread (B)                                                          3.78%                                      3.97%
                                                                                =====                                      =====
Net interest margin (C)                                                          4.61%                                      4.78%
                                                                                =====                                      =====
SELECTED OPERATING RATIOS:
  Return on average assets (D)                                                   2.51%                                      1.90%
                                                                                =====                                      =====
  Return on average equity (E)                                                  19.19%                                     14.06%
                                                                                =====                                      =====


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

         The following table analyzes the increase in taxable-equivalent net interest income stemming from changes in interest rates and from asset and liability volume, including mix, for the three months ended June 30, 1997 and 1996. Non-accruing loans have been included in assets for calculating this table, thereby reducing the yield on loans. The changes in interest due to both rate and volume in the table below have been allocated to volume or rate change on a pro-rata basis.

         ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME


                                                       June 30, 1997 vs. June 30, 1996
                                                      ---------------------------------
                                                                     Due to Changes in
                                                       Increase     -------------------
                                                      (Decrease)    Rates        Volume
                                                      ----------    -----        ------
                                                            (Dollars in Thousands)
TAXABLE-EQUIVALENT INTEREST INCOME:
    Interest-bearing accounts                          $   45       $ (12)       $   57
    Federal funds sold                                    153          (9)          162
    Investment securities                                 746          60           686
    Loans, net of discounts                             1,039        (175)        1,214
                                                       ------       -----        ------
        Total taxable-equivalent interest income        1,983        (136)        2,119
INTEREST EXPENSE:
    Interest-bearing deposits                             888         132           756
    Other debt                                            115          18            97
                                                       ------       -----        ------
        Total interest expense                          1,003         150           853
                                                       ------       -----        ------
TAXABLE-EQUIVALENT NET INTEREST INCOME                 $  980       $(286)       $1,266
                                                       ======       =====        ======

         Taxable-equivalent net interest income for the six months ended June 30,1997 increased $980,000 or 16% over the same period in 1996. The increase is reflected in the increase in the volume of earning assets and in the increase in the market rates and volume of interest bearing liabilities.

INTEREST RATE SENSITIVITY

         Management seeks to maintain consistent growth of net interest income through periods of changing interest rates by avoiding fluctuating net interest margins. Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to repricing characteristics of interest earning assets and liabilities.

         The following table indicates the Company's interest rate sensitivity position at June 30, 1997:

                 INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES
                             (Dollars in thousands)



                                                                                                          NON-RATE
                                                             RATE SENSITIVE                               SENSITIVE
                                       -----------------------------------------------------------        ---------
                                       IMMEDIATELY       WITHIN          WITHIN                            OVER
                                        0-30 DAYS        90 DAYS         ONE YEAR          TOTAL          ONE YEAR       TOTAL
                                       ----------        --------        --------        ---------        --------      --------
Earning Assets:
    Loans, net of discounts             $  46,804        $ 11,040        $ 20,551        $  78,395        $ 40,065      $118,460
    Investment securities                   2,501           8,498          34,187           45,186         123,691       168,877
    Federal funds sold                     19,725              --              --           19,725              --        19,725
    Interest-bearing accounts               1,512              --             396            1,908              --         1,908
                                        ---------        --------        --------        ---------        --------      --------
          Total earning assets          $  70,542        $ 19,538        $ 55,134        $ 145,214        $163,756      $308,970
                                        =========        ========        ========        =========        ========      ========
Interest-bearing
liabilities:
    Interest-bearing transaction,
      savings and money market             96,380              --              --           96,380              --        96,380
    Certificates and time deposits         33,103          42,179          66,988          142,270           6,616       148,886
    Debt                                    1,502               2               8            1,512             339         1,851
                                        ---------        --------        --------        ---------        --------      --------
          Total interest-bearing
             liabilities                $ 130,985        $ 42,181        $ 66,996          240,162        $  6,955      $247,117
                                        =========        ========        ========        =========        ========      ========

Interest sensitivity gap                $ (60,443)       $(22,643)       $(11,862)       $ (94,948)
                                        =========        ========        ========        =========

Cumulative gap                          $ (60,443)       $(83,086)       $(94,948)       $ (94,948)
                                        =========        ========        ========        =========
Ratio of earning assets
to interest-bearing liabilities             53.9%           46.3%           82.3%            60.5%


         The interest rate sensitivity table reflects a cumulative liability sensitive position during the one year period shown. Generally, this indicates that the liabilities reprice more quickly than the assets in a given period, and that a decline in market rates will benefit net interest income. An increase in market rates would have the opposite effect.

NON-INTEREST INCOME

         The major components of non-interest income are service charges and fees earned on deposit accounts. The following table summarizes changes in non-interest income for the six months ended June 30, 1997 and 1996:

                              NON-INTEREST INCOME
                             (Dollars in thousands)


                                                            SIX MONTHS ENDED                     1997/1996
                                                   ------------------------------------ ----------------------------
                                                    JUNE 30, 1997      JUNE 30, 1996     $ CHANGE       % CHANGE
                                                   -----------------  ----------------- ------------  --------------
Service charges and fees                                $1,250           $ 1,156            $    94             8.1%

Net realized gains (losses) on sales of                  1,093                (1)             1,094         109,383%
securities
Net gains on sales of other real estate owned               47                15                 32           213.3%
Miscellaneous income                                       163               170                 (7)           -4.2%
                                                        ------           -------            -------         -------
Total non-interest income                               $2,553           $ 1,340            $ 1,213            90.5%
                                                        ======           =======            =======         =======

         The $1,213,000 or 90.5% increase in non-interest income for the six months ended June 30, 1997 is due primarily to a $1,091,000 gain realized on the sale of Corpus Christi Bancshares stock in the first quarter of 1997. Excluding the nonrecurring gains on sales of securities and other real estate owned, non-interest income increased $88,000 or 6.6% over 1996. The acquisition of Luling Bancshares represents the majority of the increase over the prior year.

NON-INTEREST EXPENSE

         Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense. The following table summarizes the changes in non-interest expense for the six months ended June 30, 1997 and 1996:

                             NON-INTEREST EXPENSE
                            (Dollars in thousands)

                                              SIX MONTHS ENDED                      1997/1996
                                       ------------------------------      ---------------------------
                                       JUNE 30, 1997    JUNE 30, 1996      $ CHANGE           % CHANGE
Salaries and employee benefits             $2,763           $2,299           $ 464               20.2%
Occupancy and equipment expenses              824              740              84               11.4%
Data processing fees                          143              253            (110)           -43.6%
FDIC insurance                                 16                3              13              429.2%
Insurance                                      52               51               1                2.0%
Office supplies                               199              173              26               15.3%
Postage and courier                           230              190              40               21.0%
Professional fees                             365              355              10                2.8%
Goodwill                                       28               --              28              100.0%
Miscellaneous other expenses                  634              552              82               14.9%
                                           ------           ------           -----            -----
Total non-interest expense                 $5,254           $4,616           $ 638               13.8%
                                           ======           ======           =====            =====

         Total non-interest expense for the six months ended June 30,1997 increased $638,000 or 13.8% over 1996. However, as a percentage of average assets, non-interest expense declined slightly from 3.34% in 1996 to 3.14% in 1997. Salaries and benefits rose $464,000 or 20.2% in 1997. $235,000 or 51% of the increase is related to the acquisition of Luling Bancshares in September of 1996. The remainder of the increase is due to the opening of a loan production office in San Antonio and additional personnel hired for the data processing center. The $84,000 or 11.4% increase in occupancy and equipment expenses is also due in part due to the Luling acquisition and the remainder to the installation of a computer network at two of the subsidiary banks. Data processing fees declined $110,000 or 43.6% due to the Bank's changing from an outside data processor to an in-house data and item processing system. Some of the increase reflected in occupancy and equipment and salaries and benefits offset this decline.

INCOME TAXES

         The Company recognized income tax expense of $94,000 for the six months ended June 30, 1997 compared to $86,000 for the six months ended June 30, 1996. At June 30, 1997, the Company had approximately $103 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years. If unused, approximately $99 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.


LOANS

         The following table presents the composition of the Company's loan portfolio by type of loan:

                                     LOAN PORTFOLIO
                                  (Dollars in thousands)

                                  JUNE 30,        % OF       DECEMBER 31,    JUNE 30,
                                    1997         TOTAL          1996          1996
                                  --------       -----       ------------    -------
Commercial                        $ 19,837          16.7%     $ 23,992       $13,579
Real estate construction             7,666           6.5%        6,324        12,553
Real estate mortgage                73,196          61.8%       65,556        51,629
Consumer installment loans,
  net of unearned discount          17,761          15.0%       17,386        14,786
                                  --------       -------      --------       -------
    Total loans                   $118,460         100.0%     $113,258       $92,547
                                  ========       =======      ========       =======

         Real estate mortgage loans have shown an 11.7% increase since December 31, 1996, while commercial loans have decreased approximately 17.3%. The 28% increase in total loans since June 30, 1996 is due in part to the Luling acquisition which represents $15 million or 17% of the increase.

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

         The Company recorded net recoveries of $26,000 for the six months ended June 30, 1997 compared to net recoveries of $84,000 for the six months ended June 30, 1996.

         The following table summarizes, for the periods presented, the activity in the allowance for loan losses arising from provisions credited to operations, loans charged off and recoveries of loans previously charged off.


                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

                                                                 Six Months ended June 30,
                                                                --------------------------
                                                                  1997              1996
                                                                ---------         --------
Average loans outstanding                                       $ 113,849         $ 91,029

Balance of allowance for loan losses at beginning of year       $   2,408         $  1,906
Provision for loan losses                                              25               30
Charge-Offs:
    Commercial                                                         22                8
    Real estate construction                                           --               --
    Real estate mortgage                                               --               --
    Consumer installment                                               56               68
                                                                ---------         --------
         Total charge-offs                                             78               76
                                                                ---------         --------
Recoveries:
    Commercial                                                         19               30
    Real estate construction                                           --               --
    Real estate mortgage                                               19               31
    Consumer installment                                               66               99
                                                                ---------         --------
         Total recoveries                                             104              160
                                                                ---------         --------

         Net charge-offs (recoveries)                                 (26)             (84)
                                                                ---------         --------

Balance of allowance for loan losses at end of period           $   2,459         $  2,020
                                                                =========         ========

Net charge-offs (recoveries) as a percentage
  of average loans outstanding                                     -0.02%           -0.09%
                                                                =========         ========

ALLOWANCE FOR LOAN LOSSES AS A PERCENTAGE OF:
    Total loans, net of unearned discount                            2.08%            2.18%
                                                                =========         ========
    Non-performing assets                                          158.74%          104.02%
                                                                =========         ========


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

         The following table discloses non-performing assets and loans ninety days past due and still accruing interest as of June 30, 1997 and December 31, 1996: (Dollars in thousands)

                             NON-PERFORMING ASSETS
                             (Dollars in Thousands)

                                                   JUNE 30,    DECEMBER 31,
                                                     1997          1996
                                                   --------    ------------
Non-accrual loans                                   $1,145        $1,195
Restructured loans                                      86            90
Foreclosed real estate                                 318           715
                                                    ------        ------
      Total non-performing assets                   $1,549        $2,000
                                                    ======        ======

NON-PERFORMING ASSETS AS A PERCENTAGE OF:
      Total assets                                    0.45%         0.61%
      Total loans plus foreclosed real estate         1.30%         1.75%

Accruing loans past due 90 days or more             $   90        $  182


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

LIQUIDITY

         Liquidity is the ability to have funds available at all times to meet the commitments of the Company. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and short-term investments in time deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the Company's trade area. The Banks have not and do not solicit brokered deposits as a funding source. The liquidity of the Company is enhanced by the fact that 73% of total deposits at June 30, 1997 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

         At June 30, 1997, the Company's liquid assets amounted to $135 million or 40% of total gross assets, compared to 40% at June 30, 1996. Secondary sources of liquidity include the Banks' ability to sell loan participations and purchase federal funds. NBC-Eagle Pass has an approved federal funds line at a correspondent bank.

         The Company's principal source of funds consists of dividends received from the Banks, which derive their funds from deposits, interest and principal payments on loans and investment securities, sales of investment securities and borrowings.

CAPITAL RESOURCES

          Total stockholders' equity increased $7.4 million to $46.1 million at June 30, 1997 from $38.7 million at June 30, 1996. The ratio of total stockholders' equity to total assets was 13.5% at June 30, 1997 compared with 13.8% at June 30, 1996.

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

         The table below illustrates the Company and its subsidiary Banks' compliance with the risk-based capital guidelines as of June 30, 1997:

                                                              NBC               NBC             NBC               NBC
                                           CONSOLIDATED     EAGLE PASS         LAREDO          ROCKDALE          LULING
                                           ------------     ----------         ------          --------          ------
                                                                   (Dollars in thousands)
Total average assets (net of goodwill)       $332,593        $178,047        $   68,928       $    53,749        $26,186
Risk weighted assets (net of goodwill)       $120,214        $ 53,654        $   39,031       $    16,437        $16,518

Tier 1  capital                              $ 43,808        $ 17,528        $    7,270       $     7,400        $ 3,129
Total capital                                $ 45,322        $ 18,204        $    7,758       $     7,605        $ 3,335

Leverage ratio                                  13.17%           9.85%            10.55%            13.77%         11.95%
Risk based capital ratios:
    Tier 1                                      36.44%          32.67%            18.63%            45.02%         18.94%
    Total capital                               37.70%          33.93%            19.88%            46.27%         20.19%

PART II - OTHER INFORMATION:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      11.1   Statement Regarding computation of Earnings Per Share

         27.1   Financial Data Schedule

(b)      Reports on Form 8-K:

         There were no reports filed on form 8-K for the quarter ended \ June 30, 1997.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      NATIONAL BANCSHARES CORPORATION OF TEXAS



Date:  August 12, 1997                By: /s/ Anne Renfroe
                                         ------------------------------------
                                         Anne Renfroe, Chief Accounting
                                         Officer and Principal Financial
                                         Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION
------       -----------

 11.1        Statement Regarding computation of Earnings Per Share

 27.1        Financial Data Schedule