Form 10-Q
period 1997-09-30
NATIONAL BANCSHARES CORP OF TEXAS
filed 1997-11-14
CIK 69834

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,658,734 shares of Common Stock, $.001 par value, outstanding as of November 12, 1997.


================================================================================

Part I.   Financial Information
Item 1.  Financial Statements

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                           SEPTEMBER 30, DECEMBER 31,
                                                                               1997           1996
                                                                           ------------- ------------
ASSETS:
Cash and due from banks                                                      $  20,207    $  17,305
Interest-bearing accounts                                                        3,305          529
Federal funds sold                                                              13,840       22,650
Investment securities available for sale                                       146,162       88,193
Investment securities held to maturity                                         112,249       72,649
Loans, net of discounts                                                        132,681      113,258
Allowance for possible loan losses                                              (2,452)      (2,408)
Bank premises and equipment, net                                                11,890        6,978
Other  assets                                                                   16,940        8,764
                                                                             ---------    ---------
      Total Assets                                                           $ 454,822    $ 327,918
                                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
  Demand deposits, non-interest bearing                                      $  55,557    $  46,617
  Interest-bearing transaction accounts (NOW)                                   58,314       39,708
  Savings and money market accounts                                             85,174       58,163
  Certificates and time deposits under $100,000                                128,778       82,616
  Certificates and time deposits  $100,000 and over                             65,070       52,651
                                                                             ---------    ---------
      Total Deposits                                                           392,893      279,755
                                                                             ---------    ---------
Accrued interest, taxes and other liabilities                                    2,172        1,259
Other borrowings                                                                 7,019        3,639
Long term notes payable                                                          4,149          356
                                                                             ---------    ---------
       Total Liabilities                                                       406,233      285,009

Stockholders' Equity:
  Common Stock, $.001 par value, 100,000,000 shares authorized, issued and
    outstanding: 4,658,734 at September 30, 1997 and December 31,1996                5            5
  Surplus - Common Stock                                                        16,341       16,341
  Retained earnings                                                             31,231       25,321
  Unrealized gain on securities available for sale, net of tax                   1,012        1,242
                                                                             ---------    ---------
      Total Stockholders' Equity                                                48,589       42,909
                                                                             ---------    ---------
      Total Liabilities and Stockholders' Equity                             $ 454,822    $ 327,918
                                                                             =========    =========



See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, except per share amounts)
                                   (Unaudited)


                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      ---------------------------- ---------------------------
                                                      SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                                          1997           1996          1997          1996
                                                      -------------  ------------- ------------- -------------
INTEREST INCOME:
  Interest and Fees on Loans                           $     3,437   $     2,578   $     9,437   $     7,537
  Interest on Investment Securities                          3,531         2,325         8,673         6,721
  Interest on Federal Funds Sold                               585           238         1,206           706
  Interest on Deposits in Banks                                 36             2            86             7
                                                       -----------   -----------   -----------   -----------
      TOTAL INTEREST INCOME                                  7,589         5,143        19,402        14,971

INTEREST EXPENSE:
  Interest on Deposits                                       3,198         1,989         7,894         5,798
  Interest on Debt                                              81             6           211            20
                                                       -----------   -----------   -----------   -----------
      TOTAL INTEREST EXPENSE                                 3,279         1,995         8,105         5,818

NET INTEREST INCOME                                          4,310         3,148        11,297         9,153
  Less:  Provision for Possible Loan Losses                     10            10            35            40
                                                       -----------   -----------   -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE LOAN LOSSES                                      4,300         3,138        11,262         9,113

NON-INTEREST INCOME:
  Service Charges and Fees                                     763           586         2,013         1,742
  Net realized Gains (Losses) on Sales of Securities            96            --         1,189            (1)
  Net Gains on Sales of Other Real Estate and Assets            --            71            47            86
  Miscellaneous Income                                          89            70           252           240
                                                       -----------   -----------   -----------   -----------
      TOTAL NON-INTEREST INCOME                                948           727         3,501         2,067

NON-INTEREST EXPENSE:
  Salaries and Employee Benefits                             1,701         1,166         4,463         3,465
  Occupancy and Equipment Expenses                             540           379         1,364         1,118
  Other Expenses                                             1,226           765         2,894         2,342
                                                       -----------   -----------   -----------   -----------
      TOTAL NON-INTEREST EXPENSE                             3,467         2,310         8,721         6,925

INCOME BEFORE FEDERAL INCOME TAXES                           1,781         1,555         6,042         4,255
Federal Income Tax Expense                                      37            37           131           123
                                                       -----------   -----------   -----------   -----------
NET INCOME                                             $     1,744   $     1,518   $     5,911   $     4,132
                                                       ===========   ===========   ===========   ===========

INCOME PER COMMON AND COMMON-EQUIVALENT SHARE          $      0.37   $      0.32   $      1.25   $      0.88
                                                       ===========   ===========   ===========   ===========

Weighted Average Number of Common and Common-
  Equivalent Shares Outstanding                          4,756,241     4,714,532     4,737,366     4,714,744



See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                                 UNREALIZED
                                               COMMON STOCK (A)                                  GAIN (LOSS)
                                ---------------------------------------------                   ON AVAILABLE
                                    NUMBER                                        RETAINED        FOR SALE
                                  OF SHARES       PAR VALUE        SURPLUS        EARNINGS      SECURITIES(B)        TOTAL
                                -------------   -------------   -------------   -------------   -------------    -------------
BALANCE AT JANUARY 1, 1996              4,530   $           4   $      15,619   $      19,610   $         744    $      35,977
Net income                                 --              --              --           5,710              --            5,710
Conversion of series B
 preferred to Common Stock                128               1             714              --              --              715
Stock options exercised                     1              --               8              --              --                8
Net value change                           --              --              --              --             499              499
                                -------------   -------------   -------------   -------------   -------------    -------------
BALANCE AT DECEMBER 31, 1996            4,659   $           5   $      16,341   $      25,320   $       1,243    $      42,909
Net income                                 --              --              --           5,911              --            5,911
Net value change                           --              --              --              --            (231)            (231)
                                -------------   -------------   -------------   -------------   -------------    -------------
BALANCE AT SEPTEMBER 30, 1997           4,659   $           5   $      16,341   $      31,231   $       1,012    $      48,589
                                =============   =============   =============   =============   =============    =============


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



See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                            ----------------------
                                                                              1997         1996
                                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $   5,911    $   4,132
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Depreciation and amortization                                                 758          715
    Credit for deferred federal income taxes                                       33           34
    Provision to allowance for possible loan losses                                35           40
    Net realized gains on securities available for sale                        (1,190)           1
    Direct write-downs of other real estate owned                                  --           18
    Gain on sale of other real estate owned and other assets                      (47)         (86)
    Increase in accrued interest receivable and other assets                   (1,770)        (471)
    Increase (decrease) in accrued interest payable and other liabilities         913          322
                                                                            ---------    ---------
          Net cash provided by operating activities                             4,643        4,705
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in federal funds sold                                            8,810        5,595
  Net (increase) decrease in interest-bearing accounts                         (2,776)          70
  Net (increase ) decrease in loans                                           (19,508)      (3,613)
  Purchases of securities available for sale                                  (96,187)     (32,863)
  Proceeds from sales of securities available for sale                         29,108        4,045
  Proceeds from maturities of securities available for sale                    10,387       12,215
  Purchases of securities held to maturity                                    (52,179)     (16,840)
  Proceeds from maturities of securities held to maturity                      12,611       13,004
  Capital expenditures                                                         (5,583)        (506)
  Proceeds from sale of other real estate owned                                   585          166
  Net payments for acquisitions                                                (7,319)         (46)
                                                                            ---------    ---------
          Net cash used in investing activities                              (122,051)     (18,773)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in demand deposits, NOW accounts,
       savings and money-market accounts                                       54,557        5,019
  Net increase in certificates of deposit and time deposits                    58,582       10,771
  Proceeds from advances on other borrowings                                   12,319          140
  Principal payments on other borrowings                                       (5,147)        (147)
  Proceeds from exercise of common stock options                                   --            8
                                                                            ---------    ---------
          Net cash provided by financing activities                           120,311       15,791

Net increase in cash and due from banks                                         2,903        1,723
Cash and due from banks at beginning of period                                 17,305       14,707
                                                                            ---------    ---------
Cash and due from banks at end of period                                    $  20,208    $  16,430
                                                                            =========    =========

SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                                             $   7,586    $   5,784
  Federal income taxes paid                                                 $     108    $      89
  Loans originated to facilitate the sale of foreclosed assets              $     478    $      --
  Loan foreclosures                                                         $      94    $      --



See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Bancshares Corporation of Texas and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the parent company and all subsidiaries, and all significant intercompany balances and transactions have been eliminated. Certain items in prior year's financial statements have been reclassified in conformity with the current year's presentation. The consolidated financial statements are unaudited, but include all adjustments (consisting primarily of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results of the periods presented. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be reported for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.


NOTE 2 - SUBSIDIARIES

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, NBT of Delaware, Inc. and the accounts of NBT of Delaware, Inc.'s wholly-owned subsidiaries NBC Bank, N.A., Eagle Pass, Texas; NBC Bank - Laredo, N.A., Laredo, Texas; NBC Bank, Rockdale, Texas; NBC Bank - Central, N.A., Luling, Texas; and NBC Holdings - Texas, Inc., Laredo, Texas.


NOTE 3 - INVESTMENT SECURITIES

The following tables present the amortized cost and approximate fair value of the investment securities portfolio as of September 30, 1997 and December 31, 1996 (Dollars in thousands):

                                                                           SEPTEMBER 30, 1997
                                                           ------------------------------------------------------
                                                                           GROSS         GROSS
                                                            AMORTIZED    UNREALIZED    UNREALIZED     APPROXIMATE
                                                              COST         GAINS         LOSSES       FAIR VALUE
                                                           -----------   -----------   -----------    -----------
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury securities                                 $   140,510   $     1,316   $        (2)   $   141,824
  U.S. Government agency and mortgage-backed securities          1,714            20            --          1,734
  Other securities including Federal Reserve Bank stock          2,404           375          (175)         2,604
                                                           -----------   -----------   -----------    -----------
          Total                                            $   144,628   $     1,711   $      (177)   $   146,162
                                                           ===========   ===========   ===========    ===========

SECURITIES HELD TO MATURITY:
  U.S. Treasury securities                                 $   109,409   $       954   $       (21)   $   110,342
  U.S. Government agency and mortgage-backed securities          2,776            43            --          2,819
  Foreign debt securities                                           64            --            (2)            62
                                                           -----------   -----------   -----------    -----------
          Total                                            $   112,249   $       997   $       (23)   $   113,223
                                                           ===========   ===========   ===========    ===========

                                                                              DECEMBER 31, 1996
                                                             -----------------------------------------------------
                                                                              GROSS        GROSS
                                                              AMORTIZED    UNREALIZED    UNREALIZED    APPROXIMATE
                                                                COST          GAINS        LOSSES      FAIR VALUE
                                                             -----------   -----------   -----------   -----------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                                     $    80,199   $       645   $       198   $    80,646
U.S. Government agency and mortgage-backed securities              2,586            33            --         2,619
Equity securities including Federal Reserve Bank stock             3,983           945            --         4,928
                                                             -----------   -----------   -----------   -----------
          Total                                              $    86,768   $     1,623   $       198   $    88,193
                                                             ===========   ===========   ===========   ===========

SECURITIES HELD TO MATURITY:
U.S. Treasury securities                                     $    69,201   $       756   $        58   $    69,899
U.S. Government agency and mortgage-backed securities              3,184            25            --         3,209
Other securities                                                     264            --            10           254
                                                             -----------   -----------   -----------   -----------
          Total                                              $    72,649   $       781   $        68   $    73,362
                                                             ===========   ===========   ===========   ===========

Unrealized gains and losses on investment securities held at September 30, 1997 and December 31, 1996 have been judged to be temporary market fluctuations with no material financial impact on the Company.

The following table shows the maturity schedule of the Company's investment portfolio as of September 30, 1997 (Dollars in thousands):

                                                SEPTEMBER 30, 1997
                                -----------------------------------------------------
                                    AVAILABLE FOR SALE          HELD TO MATURITY
                                -------------------------   -------------------------
                                 AMORTIZED    APPROXIMATE    AMORTIZED    APPROXIMATE
                                   COST       FAIR VALUE       COST       FAIR VALUE
                                -----------   -----------   -----------   -----------
Due in one year or less         $    17,080   $    17,163   $    23,422   $    23,500
Due in one year to five years        66,930        67,611        62,132        62,850
Due from five to ten years           58,105        58,667        23,869        24,004
Due after ten years                   2,513         2,721         2,826         2,869
                                -----------   -----------   -----------   -----------
    Totals                      $   144,628   $   146,162   $   112,249   $   113,223
                                ===========   ===========   ===========   ===========

The carrying value of investment securities pledged to secure public funds amounted to approximately $33,272,000 at September 30, 1997 and $35,634,000 at December 31, 1996.


NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

An analysis of the allowance for possible loan losses for the nine months ended September 30, 1997 and 1996 is presented below:

                                                           NINE MONTHS ENDED
                                                     ------------------------------
                                                     SEPTEMBER 30,    SEPTEMBER 30,
                                                         1997             1996
                                                     -------------    -------------
                                                         (Dollars in Thousands)
Balance at beginning of period                       $       2,408    $       1,906
  Provisions to allowance for possible loan losses              35               40
  Allowance on acquired loans                                   --              467
  Losses charged to the allowance                             (157)            (129)
  Recoveries credited to the allowance                         166              228
                                                     -------------    -------------
      Net (charge-offs) recoveries                               9               99
                                                     -------------    -------------
Balance at end of period                             $       2,452    $       2,512
                                                     =============    =============

NOTE 5 - NOTES PAYABLE

On September 30, 1997, the Company executed a $4 million note with Texas Independent Bank in Dallas. The note bears a variable interest rate at New York prime (8.5% at September 30, 1997). Principal and interest payments of $200,000 are due quarterly, with the balance due at maturity. The note matures on September 30, 2000. The note is collateralized by the common stock of NBT of Delaware, Inc. and the stock of the subsidiary banks.

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

On September 30, 1997, two subsidiary banks' due from bank accounts with Wells Fargo Bank, a correspondent bank, were overdrawn in those accounts. The accounts are used for the clearing of certain checks and electronic items in conjunction with the conversion of the customers of the Wells Fargo Bank branches acquired on July 18, 1997. These balances are generally cleared within a few days. The overdraft balance of the accounts was $6.8 million at September 30, 1997 and has subsequently been paid.

NOTE 6 - INCOME TAX EXPENSE

The provision for Federal income tax expense is less than that computed by applying the federal statutory rate of 34% as indicated in the following analysis:

                                                           NINE MONTHS ENDED
                                                     ------------------------------
                                                     SEPTEMBER 30,    SEPTEMBER 30,
                                                         1997             1996
                                                     -------------    -------------
Tax based on statutory rate                          $       2,054    $       1,447
Decrease in deferred tax asset valuation allowance          (2,200)          (1,429)
Alternative minimum tax                                        121               85
Other, net                                                     156               20
                                                     -------------    -------------
Federal income tax expense                           $         131    $         123
                                                     =============    =============

The Company had approximately $103 million in net operating loss carryforwards at September 30, 1997 which will be available to reduce income tax liabilities in future years. If unused, approximately $99 million of such carryforwards wil expire in 2005, with the remaining approximately $4 million expiring in 2006. The net operating loss carryforwards, along with certain other items, create deferred tax assets. A valuation allowance has been created to reduce deferred tax assets to an amount more likely than not to be realized. During the nine months ended September 30, 1997 and 1996, the valuation allowance has been reduced to adjust the recorded deferred tax asset to the realizable amount. Pursuant to Statement of Financial Accounting Standards No, 109, "Accounting for Income Taxes", reductions to the valuation allowance are recorded as decreases in current period income tax expense.

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

On July 18, 1997, the Company acquired three branches of Wells Fargo Bank in Giddings, Marble Falls and Taylor, Texas. The Company acquired approximately $103.4 million in deposits and $2.6 million in the owned branch facilities, branch furniture, fixtures and certain equipment. The Company paid a purchase price of approximately $9.9 million for the acquisitions.

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



RESULTS OF OPERATIONS

         Net income for the three months ended September 30, 1997 was $1.7 million or $.37 per common share compared with $1.5 million or $.32 per common share for the three months ended September 30, 1996. Net interest income for the three months ended September 30, 1997 improved $1,164,000 over the same period of 1996 of which $340,000 or 29% is due to the acquisition of Luling Bancshares. The remaining $824,000 is due to internal growth in the loan and investment securities portfolios and the Wells Fargo acquisitions. Net interest income improved $725,000 over the previous quarter ended June 30, 1997 due to internal growth of $14.2 million or 12% in the loan portfolio and the remainder due to the Wells Fargo acquisitions. Non-interest expenses were up $1,157,000, or 50%, for the three months ended September 30, 1996, of which $270,000 or 23% was due to the addition of Luling Bancshares and the balance primarily due to the expenses of operating the Wells Fargo branches. Non-interest income improved $221,000 or 30% for the three months ended September 30, 1996, due to service charges and fees.

         Net income for the nine months ended September 30, 1997 was $5.9 million or $1.25 per common share compared with $4.1 million or $.88 per common share for the nine months ended September 30, 1996. Adjusted for the non-recurring net gains on investment securities of $1.2 million, net income would be $4.7 million or $1.00 per common share. Net interest income increased $2,144,000 with 46% of the increase due to the acquisition of Luling Bancshares.

         For the nine months ended September 30, 1997, the Company's return on average assets was 2.14%, or 1.71% deducting the non-recurring gains on securities, compared to 1.97% for the nine months ended September 30, 1996. The Company's return on average equity for the nine months ended September 30, 1997 was 17.56%, or 14.03% deducting the gains on securities, compared to 14.44% for the nine months ended September 30, 1996. The ratio of average stockholders' equity to total average assets was 12.2% and 13.6% for the nine months ended September 30, 1997 and 1996, respectively.


NET INTEREST INCOME

         Net interest income constitutes the principal source of income for the Banks and represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The increase of $2,144,000 or 23% in net interest income for the nine months ended September 30, 1997 compared to the same period in 1996 was due to the acquisition of Luling Bancshares which accounts for $986,000 of the increase and the remainder to the Wells Fargo acquisitions. On an average basis, other debt at September 30, 1997 increased $3 million which was used for the Luling Bancshares and Wells Fargo branch acquisitions. The net interest margin for the nine months ended September 30, 1997 was 4.55% compared to 4.77% as of September 30, 1996. The net interest margin is the net return on earning assets which is computed by dividing taxable equivalent net interest income by average total earning assets.

           The net interest spread decreased 21 basis points to 3.76% at September 30, 1997 from 3.97% at September 30, 1996. The decrease in the net interest spread is primarily due to the increase in other debt in 1997.

                       INTEREST EARNED/INCURRED AND RATES
                             (Dollars in thousands)

                                                 NINE MONTHS ENDED                      NINE MONTHS ENDED
                                        ------------------------------------    ------------------------------------
                                                 SEPTEMBER 30, 1997                     SEPTEMBER 30, 1996
                                        ------------------------------------    ------------------------------------
                                                      INTEREST                                INTEREST
                                         AVERAGE      INCOME/      AVERAGE       AVERAGE      INCOME/      AVERAGE
                                         BALANCE      EXPENSE     YIELD/RATE     BALANCE      EXPENSE     YIELD/RATE
                                        ----------   ----------   ----------    ----------   ----------   ----------
INTEREST-EARNING ASSETS:
  Interest-bearing accounts             $    2,666   $       86         4.31%   $      135   $        7         6.88%
  Federal funds sold                        28,891        1,206         5.58%       17,199          706         5.47%
  Investment securities:
    US Treasuries                          173,017        8,287         6.40%      139,744        6,458         6.16%
    US Government agencies                   5,402          273         6.75%        4,266          218         6.81%
    States and political subdivisions           --           --           --            14            1         5.81%
    Other                                    3,068          113         4.92%        2,559           44         2.29%
                                        ----------   ----------   ----------    ----------   ----------   ----------
        Total investment securities        181,486        8,673         6.39%      146,583        6,721         6.11%
  Loans, net of discounts (A)              118,971        9,450        10.62%       91,868        7,548        10.94%
                                        ----------   ----------   ----------    ----------   ----------   ----------
        Total interest-earning assets      332,015       19,415         7.82%      255,785       14,982         7.80%

NON-INTEREST BEARING ASSETS:
  Cash and due from banks                   19,674                                  12,192
  Allowance for possible loan losses        (2,428)                                 (1,990)
  Other assets                              19,260                                  13,792
                                        ----------                              ----------
        Total assets                    $  368,521                              $  279,779
                                        ==========                              ==========
INTEREST-BEARING LIABILITIES:
  Interest bearing transaction accounts     44,612          936         2.80%       31,575          682         2.88%
  Time deposits                            219,060        6,958         4.25%      170,341        5,116         4.00%
  Other debt                                 3,385          211         8.32%          377           20         7.07%
                                        ----------   ----------   ----------    ----------   ----------   ----------
        Total interest-bearing
          liabilities                      267,057        8,105         4.06%      202,293        5,818         3.83%
NON-INTEREST BEARING LIABILITIES:
  Demand deposits                           53,689                                  37,815
  Other liabilities                          2,896                                   1,476
                                        ----------                              ----------
      Total liabilities                    323,642                                 241,584
  Redeemable preferred stock                    --                                      80
STOCKHOLDERS' EQUITY (F)                    44,879                                  38,115
                                        ----------                              ----------
      Total liabilities and
         stockholders' equity           $  368,521                              $  279,779
                                        ==========                              ==========
Taxable-equivalent net interest income               $   11,310                              $    9,164
Less:  taxable-equivalent adjustment                         13                                      11
                                                     ----------                              ----------
Net interest income                                  $   11,297                              $    9,153
                                                     ==========                              ==========
Net interest spread (B)                                                 3.76%                                   3.97%
                                                                  ==========                              ==========
Net interest margin (C)                                                 4.55%                                   4.77%
                                                                  ==========                              ==========
SELECTED OPERATING RATIOS:
  Return on average assets (D)                                          2.14%                                   1.97%
                                                                  ==========                              ==========
  Return on average equity (E)                                         17.56%                                  14.44%
                                                                  ==========                              ==========

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

         The following table analyzes the increase in taxable-equivalent net interest income stemming from changes in interest rates and from asset and liability volume, including mix, for the nine months ended September 30, 1997 and 1996. Non-accruing loans have been included in assets for calculating this table, thereby reducing the yield on loans. The changes in interest due to both rate and volume in the table below have been allocated to volume or rate change on a pro-rata basis.

          ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME

                                                 September 30, 1997 vs. September 30, 1996
                                                 -----------------------------------------
                                                                   Due to Changes in
                                                   Increase     --------------------------
                                                  (Decrease)      Rates          Volume
                                                 ------------   ----------   -------------
                                                           (Dollars in Thousands)
TAXABLE-EQUIVALENT INTEREST INCOME:
    Interest-bearing accounts                      $       79   $      (52)   $      131
    Federal funds sold                                    500           24           476
    Investment securities                               1,953          384         1,569
    Loans, net of discounts                             1,902         (290)        2,192
                                                   ----------   ----------    ----------
        Total taxable-equivalent interest income        4,434           66         4,368
INTEREST EXPENSE:
    Interest-bearing deposits                           2,097          380         1,717
    Other debt                                            191           32           159
                                                   ----------   ----------    ----------
        Total interest expense                          2,288          412         1,876
                                                   ----------   ----------    ----------

TAXABLE-EQUIVALENT NET INTEREST INCOME             $    2,146   $     (346)   $    2,492
                                                   ==========   ==========    ==========


         Taxable-equivalent net interest income for the nine months ended September 30,1997 increased $2,146,000 or 23% over the same period in 1996. The increase is reflected in the increase in the volume of earning assets and in the increase in the market rates and volume of interest bearing liabilities.

INTEREST RATE SENSITIVITY

         Management seeks to maintain consistent growth of net interest income through periods of changing interest rates by avoiding fluctuating net interest margins. Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to repricing characteristics of interest earning assets and liabilities.

         The following table indicates the Company's interest rate sensitivity position at September 30, 1997:

                 INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES
                             (Dollars in thousands)

                                                                                                      NON-RATE
                                                           RATE SENSITIVE                             SENSITIVE
                                     -----------------------------------------------------------     -----------
                                     IMMEDIATELY        WITHIN         WITHIN                           OVER
                                      0-30 DAYS        90 DAYS        ONE YEAR          TOTAL         ONE YEAR        TOTAL
                                     -----------     -----------     -----------     -----------     -----------   -----------
Earning Assets:
    Loans, net of discounts          $    53,943     $    13,463     $    21,431     $    88,837     $    43,844   $   132,681
    Investment securities                  2,002           9,513          29,070          40,585         217,826       258,411
    Federal funds sold                    13,840              --              --          13,840              --        13,840
    Interest-bearing accounts              3,106             199              --           3,305              --         3,305
                                     -----------     -----------     -----------     -----------     -----------   -----------
          Total earning assets       $    72,891     $    23,175     $    50,501     $   146,567     $   261,670   $   408,237
                                     ===========     ===========     ===========     ===========     ===========   ===========
Interest-bearing liabilities:
    Interest-bearing transaction,
      savings and money market           143,488              --              --         143,488              --       143,488
    Certificates and time deposits        27,229          51,125         103,369         181,723          12,125       193,848
    Debt                                  10,821               2               6          10,829             339        11,168
                                     -----------     -----------     -----------     -----------     -----------   -----------
          Total interest-bearing
             liabilities             $   181,538     $    51,127     $   103,375     $   336,040     $    12,464   $   348,504
                                     ===========     ===========     ===========     ===========     ===========   ===========

Interest sensitivity gap             $  (108,647)    $   (27,952)    $   (52,874)    $  (189,473)
                                     ===========     ===========     ===========     ===========

Cumulative gap                       $  (108,647)    $  (136,599)    $  (189,473)    $  (189,473)
                                     ===========     ===========     ===========     ===========

Ratio of earning assets to
    interest-bearing liabilities            40.2%           45.3%           48.9%           43.6%


         The interest rate sensitivity table reflects a cumulative liability sensitive position during the one year period shown. Generally, this indicates that the liabilities reprice more quickly than the assets in a given period, and that a decline in market rates will benefit net interest income. An increase in market rates would have the opposite effect.

NON-INTEREST INCOME

         The major components of non-interest income are service charges and fees earned on deposit accounts. The following table summarizes changes in non-interest income for the nine months ended September 30, 1997 and 1996:

                             NON-INTEREST INCOME
                            (Dollars in thousands)

                                                           NINE MONTHS ENDED                    1997/1996
                                                     -----------------------------    ------------------------------
                                                     SEPTEMBER 30,   SEPTEMBER 30,      $ CHANGE         % CHANGE
                                                         1997           1996
                                                     -------------   -------------    -------------    -------------
Service charges and fees                             $       2,013   $       1,742    $         271             15.5%
Net realized gains (losses) on sales of securities           1,189              (1)           1,190          118,985%
Net gains on sales of other real estate owned                   47              86              (39)           (45.3)%
Miscellaneous income                                           252             240               12              5.5%
                                                     -------------   -------------    -------------    -------------
Total non-interest income                            $       3,501   $       2,067    $       1,434             69.4%
                                                     =============   =============    =============    =============

         The $1,434,000 or 69.4% increase in non-interest income for the nine months ended September 30, 1997 is due primarily to a $1,091,000 gain realized on the sale of Corpus Christi Bancshares stock in the first quarter of 1997. Excluding the nonrecurring gains on sales of securities and other real estate owned, non-interest income increased $283,000 or 14.3% over 1996. The acquisitions of Luling Bancshares and the Wells Fargo branches represent the majority of the increase over the prior year.

NON-INTEREST EXPENSE

         Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense. The following table summarizes the changes in non-interest expense for the nine months ended September 30, 1997 and 1996:
                             NON-INTEREST EXPENSE

                            (Dollars in thousands)

                                         NINE MONTHS ENDED                   1997/1996
                                   -----------------------------   ------------------------------
                                   SEPTEMBER 30,   SEPTEMBER 30,     $ CHANGE        % CHANGE
                                       1997            1996
                                   -------------   -------------   -------------    -------------
Salaries and employee benefits     $       4,463   $       3,465   $         998             28.8%
Occupancy and equipment expenses           1,364           1,118             246             22.0%
Data processing fees                         190             298            (108)           (36.4)%
FDIC insurance                                24               5              19            377.7%
Insurance                                     78              80              (2)            (3.1)%
Office supplies                              386             267             119             44.5%
Postage and courier                          444             281             163             58.0%
Professional fees                            578             530              48              9.0%
Goodwill                                      97              --              97            100.0%
Miscellaneous other expenses               1,097             881             217             24.6%
                                   -------------   -------------   -------------    -------------
Total  non-interest expense        $       8,721   $       6,925   $       1,796             25.9%
                                   =============   =============   =============    =============

         Total non-interest expense for the nine months ended September 30,1997 increased $1,796,000 or 25.9% over 1996. However, as a percentage of average assets, non-interest expense declined slightly from 3.34% in 1996 to 3.15% in 1997. Salaries and benefits rose $998,000 or 28.8% in 1997. $477,000 or 48% of the increase is related to the acquisitions of Luling Bancshares in September of 1996 and the Wells Fargo Bank branches in July 1997. The remainder of the increase is due to the hiring of additional personnel and annual salary increases. The $246,000 or 22.0% increase in occupancy and equipment expenses is due mainly to the acquisitions of four bank buildings and to the installation of computer networks at the new locations. Data processing fees declined $108,000 or 36.4% due to the Bank's changing from an outside data processor to an in-house data and item processing system. Some of the increase reflected in occupancy and equipment and salaries and benefits offset this decline.


INCOME TAXES

         The Company recognized income tax expense of $131,000 for the nine months ended September 30, 1997 compared to $123,000 for the nine months ended September 30, 1996. At September 30, 1997, the Company had approximately $103 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years. If unused, approximately $99 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.


LOANS

         The following table presents the composition of the Company's loan portfolio by type of loan:

                                 LOAN PORTFOLIO
                             (Dollars in thousands)

                              SEPTEMBER 30,       % OF          DECEMBER 31,   SEPTEMBER 30,
                                  1997            TOTAL            1996             1996
                              -------------   -------------    -------------   -------------
Commercial                    $      24,989            18.8%   $      23,992   $      18,974
Real estate construction             10,211             7.7%           6,324           5,623
Real estate mortgage                 77,759            58.6%          65,556          68,658
Consumer installment loans,
  net of unearned discount           19,722            14.9%          17,386          17,056
                              -------------   -------------    -------------   -------------
    Total loans               $     132,681           100.0%   $     113,258   $     110,311
                              =============   =============    =============   =============

         Real estate construction loans have shown a 63% increase since December 31, 1996, while real estate mortgage loans and commercial loans have increased approximately 19% and 4%, respectively. The 17% increase in total loans since December 31, 1996 has been from internal growth. No loans were acquired from the Wells Fargo branch acquisition.

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

         The Company recorded net recoveries of $9,000 for the nine months ended September 30, 1997 compared to net recoveries of $99,000 for the nine months ended September 30, 1996.

         The following table summarizes, for the periods presented, the activity in the allowance for loan losses arising from provisions credited to operations, loans charged off and recoveries of loans previously charged off.


                    ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                            (Dollars in thousands)

                                                             Nine Months ended September 30,
                                                            ---------------------------------
                                                                 1997               1996
                                                            --------------     --------------
Average loans outstanding                                   $      118,971     $       91,868

Balance of allowance for loan losses at beginning of year   $        2,408     $        1,906
Provision for loan losses                                               35                 40
Allowance on acquired loans                                             --                467
Charge-Offs:
    Commercial                                                          43                 29
    Real estate construction                                            --                 --
    Real estate mortgage                                                --                 --
    Consumer installment                                               114                100
                                                            --------------     --------------
         Total charge-offs                                             157                129
                                                            --------------     --------------
Recoveries:
    Commercial                                                          47                 34
    Real estate construction                                            --                 --
    Real estate mortgage                                                28                 62
    Consumer installment                                                91                132
                                                            --------------     --------------
         Total recoveries                                              166                228
                                                            --------------     --------------

         Net charge-offs (recoveries)                                   (9)               (99)
                                                            --------------     --------------

Balance of allowance for loan losses at end of period       $        2,452     $        2,512
                                                            ==============     ==============

Net charge-offs (recoveries) as a percentage
  of average loans outstanding                                       (0.01)%            (0.11)%
                                                            ==============     ==============

ALLOWANCE FOR LOAN LOSSES AS A PERCENTAGE OF:
    Total loans, net of unearned discount                             1.85%              2.28%
                                                            ==============     ==============
    Non-performing assets                                           139.88%            114.91%
                                                            ==============     ==============


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

         The following table discloses non-performing assets and loans ninety days past due and still accruing interest as of September 30, 1997 and December 31, 1996: (Dollars in thousands)

                              NON-PERFORMING ASSETS
                             (Dollars in Thousands)

                                                SEPTEMBER 30,     DECEMBER 31,
                                                     1997             1996
                                                -------------    -------------
Non-accrual loans                               $       1,211    $       1,195
Restructured loans                                        271               90
Foreclosed real estate                                    271              715
                                                -------------    -------------
      Total non-performing assets               $       1,753    $       2,000
                                                =============    =============

NON-PERFORMING ASSETS AS A PERCENTAGE OF:
      Total assets                                       0.39%            0.61%
      Total loans plus foreclosed real estate            1.32%            1.75%

Accruing loans past due 90 days or more         $          36    $         182


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


LIQUIDITY

         Liquidity is the ability to have funds available at all times to meet the commitments of the Company. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and short-term investments in time deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the Company's trade area. The Banks have not and do not solicit brokered deposits as a funding source. The liquidity of the Company is enhanced by the fact that 82% of total deposits at September 30, 1997 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

         At September 30, 1997, the Company's liquid assets amounted to $184 million or 40% of total gross assets, compared to 39% at September 30, 1996. Secondary sources of liquidity include the Banks' ability to sell loan participations and purchase federal funds. NBC-Eagle Pass has an approved federal funds line at a correspondent bank. NBC-Laredo has an approved federal funds line at an affiliate bank.

         The Company's principal source of funds consists of dividends received from the Banks, which derive their funds from deposits, interest and principal payments on loans and investment securities, sales of investment securities and borrowings.


CAPITAL RESOURCES

          Total stockholders' equity increased $8.2 million to $48.6 million at September 30, 1997 from $40.4 million at September 30, 1996. The ratio of total stockholders' equity to total assets was 10.7% at September 30, 1997 compared with 12.8% at September 30, 1996.

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

         The table below illustrates the Company and its subsidiary Banks' compliance with the risk-based capital guidelines as of September 30, 1997:


                                                             NBC             NBC             NBC             NBC
                                         CONSOLIDATED     EAGLE PASS        LAREDO         ROCKDALE         LULING
                                         ------------    ------------    ------------    ------------    ------------
                                                                     (Dollars in thousands)
Total average assets (net of goodwill)   $    364,424    $    224,604    $     68,326    $    108,106    $     26,029
Risk weighted assets (net of goodwill)   $    140,830    $     64,268    $     38,979    $     25,882    $     16,577

Tier 1  capital                          $     38,302    $     15,602    $      7,533    $      6,428    $      3,234
Total capital                            $     40,071    $     16,444    $      8,023    $      6,751    $      3,448

Leverage ratio                                  10.51%           6.95%          11.02%           5.95%          12.43%
Risk based capital ratios:
    Tier 1                                      27.20%          24.28%          19.33%          24.84%          19.51%
    Total capital                               28.45%          25.59%          20.58%          26.08%          20.08%

PART II - OTHER INFORMATION:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      11.1   Statement Regarding computation of Earnings Per Share

         27.1  Financial Data Schedule

(b)      Reports on Form 8-K:

         Reports on Form 8-K were filed on August 1, 1997. Financial Statements were filed on September 30, 1997 as an amendment to the Form 8-K filed on August 1, 1997.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       NATIONAL BANCSHARES CORPORATION OF TEXAS



Date:  November  12, 1997              By: /s/  Anne Renfroe
                                           ------------------------------------
                                           Anne Renfroe, Chief Accounting
                                           Officer and Principal
                                           Financial Officer

                              INDEX TO EXHIBITS


Exhibit                 Description
-------                 -----------
 11.1                   Statement regarding computation of earnings per share.

 27.1                   Financial Data schedule
