Form 10KSB
period 1997-12-31
NATIONAL BANCSHARES CORP OF TEXAS
filed 1998-03-31
CIK 69834

===============================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                     104 EAST MANN ROAD, LAREDO, TEXAS 78042
                    (Address of principal executive offices)
                        Telephone number: (956) 724-2424

         Securities registered under Section 12(b) of the Exchange Act:
                          COMMON STOCK, $.001 PAR VALUE
       Securities registered under Section 12(g) of the Exchange Act: None

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

        Issuer's revenues for its most recent fiscal year: $ 27,333,979 (Total Interest Income).

        State the aggregate market value of voting stock held by non-affiliates based upon the closing AMEX sale price on March 13, 1998 : $101,327,464.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of March 13, 1998 : 4,658,734 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Proxy Statement for the Annual Meeting of Shareholders to be held May 29, 1998 (Part III).

================================================================================

                                TABLE OF CONTENTS


                                     PART I


Item  1.     Description of Business............................................    3
Item  2.     Description of Property............................................    8
Item  3.     Legal Proceedings..................................................    9
Item  4.     Submission of Matters to a Vote of Security Holders................    9


                                     PART II

Item  5.     Market for Common Equity and Related Shareholder Matters...........   10
Item  6.     Selected Consolidated Financial Data...............................   11
Item  7.     Management's Discussion and Analysis...............................   13
Item  8.     Financial Statements...............................................   27
Item  9.     Changes and/or Disagreements with Accountants on Accounting and
                Financial Disclosure............................................   53


                                    PART III

Item 10.     Directors, Executive Officers, Promoters and Control Persons.......   53
Item 11.     Executive Compensation.............................................   54
Item 12.     Security Ownership of Certain Beneficial Owners and Management.....   54
Item 13.     Certain Relationships and Related Transactions.....................   54


                                     PART IV

Item 14.     Exhibits and Reports on Form 8-K...................................   54

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

         National Bancshares Corporation of Texas (the "Company") is a bank holding company incorporated in Texas on June 14, 1971, and registered under the Bank Holding Company Act of 1956, as amended (the "Act"). The Company successfully emerged from reorganization (the "Reorganization") under Chapter 11 of the United States Bankruptcy Code in May 1992. As a result of the Reorganization, the Company came under new management and control and its assets and liabilities were substantially restructured. The Company now conducts its banking operations through NBC Bank-Laredo, N.A., Laredo, Texas, ("NBC-Laredo"), NBC Bank, N.A., Eagle Pass, Texas ("NBC-Eagle Pass"), NBC Bank, Rockdale, Texas ("NBC-Rockdale") and NBC Bank Central, N.A., Luling, Texas ("NBC-Luling"), (collectively, the "Banks"). NBC-Laredo, NBC-Eagle Pass, NBC-Rockdale and NBC-Luling are wholly owned subsidiaries of NBT of Delaware, Inc., a Delaware corporation that is a wholly owned subsidiary of the Company. The Company operates its data and item processing for the Banks through NBC Holdings-Texas, Inc., a wholly owned subsidiary of NBT of Delaware, Inc. At December 31, 1997, the Company (on a consolidated basis) had total assets of $470.1 million, total investments securities of $246.4 million, total loans of $136.3 million, total deposits of $414.4 million, total stockholders' equity of $51.1 million and net operating loss carry-forwards for federal income tax purposes of $103 million. For the year ended December 31, 1997, the Company recorded net income of $7.5 million.

         During 1997, the Company acquired three branches of Wells Fargo Bank in the Texas cities of Giddings, Taylor and Marble Falls. The Company acquired approximately $103.4 million in deposits and $2.6 million in the owned branch facilities, branch furniture, fixtures and certain equipment. In 1996, the Company acquired Luling Bancshares, Inc., including its subsidiary, The First National Bank in Luling, Texas. The Company acquired approximately $26 million in total assets and assumed liabilities of approximately $24 million.

         The Company's executive offices are located at 104 East Mann Road, Laredo, Texas 78042, and its telephone number is (956) 724-2424.

THE BANKS

         Each of the Banks is a separate entity which operates under the day-to-day management of its own board of directors and officers. The Banks grant agribusiness, commercial, residential and installment loans to customers primarily in Central and South Texas. The Banks also offer a range of commercial banking services, including acceptance of deposits and providing letters of credit. Deposit services include certificates of deposit, individual retirement accounts, checking accounts, interest-bearing checking accounts, savings accounts and money market accounts. In addition, the Banks provide traveler's checks, safe deposit boxes and other customary nondeposit banking services. The Banks provide limited escrow services, and NBC-Rockdale provides trust services. NBC-Eagle Pass, NBC-Laredo and NBC-Luling do not currently intend to provide trust services in the future. NBC-Luling is the only subsidiary that provides discount brokerage services at this time. NBC-Eagle Pass operates two branches, one located in Marble Falls, Texas and the other in Eagle Pass, Texas. They also operate a loan production office in San Antonio with a full service branch expected to be completed in 1998. NBC-Rockdale operates two branches, located in Giddings and Taylor, Texas. NBC-Laredo also operates one branch location in South Laredo. NBC-Luling operates a branch in San Marcos, Texas which opened during the first quarter of 1998. Loans consist of real estate loans, residential mortgages, construction loans, commercial loans directed at small to middle market businesses and loans to individuals. In addition, each of the Banks is subject to legal lending limits. Such limits generally restrict loans to any one customer in an amount not to exceed 15% of any one Bank's total capital plus the allowance for possible loan losses.

The following table sets forth certain financial information with respect to the Banks as of December 31, 1997 (Dollars in thousands):

                     ASSETS       LOANS       DEPOSITS
                   ---------    ----------   ----------
NBC-Eagle Pass     $ 238,882    $  61,653    $ 217,778

NBC-Rockdale       $ 115,210    $  21,548    $ 103,393

NBC-Laredo         $  78,821    $  39,176    $  70,002

NBC-Luling         $  29,619    $  13,937    $  23,972

LOAN PORTFOLIO

         REAL ESTATE LOANS. The Banks have historically engaged in real estate lending through construction and term mortgage loans, all of which are secured by deeds of trust on underlying real estate. Each loan is evaluated based on, among other things, the character and leverage capacity of the borrower; capital and investment in a particular property, if applicable; cash flow; collateral; market conditions for the borrower's business or project; and prevailing economic trends and conditions. The Banks lending policies also require an independent appraisal or an evaluation on each parcel of real estate which will be taken as collateral for a loan. The Banks disburse funds under each construction loan in accordance with a disbursement schedule that is part of the construction loan agreement and details the budgeted project cost. Borrowers are required to submit payment requests with cost breakdowns and invoices that are accompanied by, as appropriate, labor releases, original material releases and payee signatures acknowledging pending payment. Payment requests must also be supported by project inspection reports that include, among other things; line item actual cost comparisons to budgeted costs, photographs of the project and a discussion of the project's status. Funds are disbursed only after an officer of the Bank has reviewed the request and a determination has been made that the project is proceeding on budget. The majority of all of the Banks real estate loans are small and medium sized real estate loans.

         COMMERCIAL LOANS. Commercial loans include loans made primarily to small and medium sized businesses and professionals for working capital. Although the Banks typically look to the borrower's cash flow as the principal source of repayment of such loans, many of these are secured by real estate as a secondary source of repayment. Buildings for which the Banks have provided the construction financing secure certain of the Banks' commercial loans.

         INSTALLMENT LOANS. Installment loans consist primarily of automobile loans; loans made to finance small equipment acquisitions, small loans for personal and household needs and home improvement loans. These loans are made primarily as an accommodation to existing customers and are not a substantial part of the Banks lending strategy.

DEPOSITS

         The Banks have generated a substantial portion of its deposits from individuals and small businesses in its immediate market area. The Banks offer competitive interest rates on money market accounts, savings accounts and certificates of deposit. NBC-Eagle Pass and NBC-Laredo enjoy long-term deposit relationships with many Mexican Nationals.

COMPETITION

         The Banks face substantial competition for deposits and loans throughout their market areas. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services offered, convenience of banking facilities and hours of operation. Competition comes primarily from other commercial banks, savings and loans, credit unions, mutual funds and other financial intermediaries. The Company believes the primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. The Banks face competition for deposits and loans throughout their market areas not only from local institutions but also from out-of-state financial intermediaries which have opened loan production offices which solicit deposits in its market areas. Many of the financial intermediaries operating in the Banks' market areas offer certain services, such as trust, investment and international banking services, which the Company does not offer directly. Additionally, banks with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers. Management believes, however, that the Banks long-term presence, local expertise and ongoing commitment to the community, as well as their commitment to quality and personalized banking services, are the key factors that contribute to their competitiveness.

         Based on June 30, 1997 data, NBC-Laredo holds 2% of the total deposits of its community. There are six local banks in the Laredo area as well as a branch of Norwest Bank and a branch of Pacific Southwest Bank. The Laredo market is dominated by International Bank of Commerce with approximately 33% of the community's total deposits and Laredo National Bank with 41% of deposits. NBC-Eagle Pass is one of four banks located in Eagle Pass, Texas and holds in excess of 64% of the community's banking deposits. NBC-Rockdale is the largest bank in Rockdale holding over 64% of the total deposits and is the third largest of the four banks located in Milam County, Texas holding approximately 19% of the county's deposits. NBC-Luling is one of two banks, as well as a branch of American National Bank of Gonzales, located in

Luling, Texas, holding over 34% of the deposits of the city.

GROWTH OBJECTIVES

         The Company intends to grow its business in the State of Texas by adding additional branches and through possible bank or branch acquisitions. Because the Company has $103 million of net operating loss carryforwards as of December 31, 1997, which will not begin to expire until 2005, the Company believes it is well positioned to grow its business by acquiring additional banks. The Company's ability and willingness to acquire additional banks is dependent upon (i) the availability of suitable candidates, (ii) the price and
(iii) strategic fit for such additional banks and/or branches. Acquiring additional banks or adding additional branches is also subject to certain federal and state regulatory approvals. See "Supervision and Regulation -- The Company" and " Supervision and Regulation -- Interstate Banking and Branching." There can be no assurance, however, that the Company will obtain the required regulatory approvals or that the Company will be able to successfully add additional branches or acquire additional banks.

EMPLOYEES

         At December 31, 1997, the Company employed approximately 210 full-time equivalent employees. Management believes that its relations with its employees are satisfactory. Employees of the Company enjoy a variety of employee benefit programs, including a 401(k) plan, paid vacations and comprehensive medical, life and accident insurance plans.

SUPERVISION AND REGULATION

          THE COMPANY. The Company, as a registered bank holding company, is subject to regulation under the Act. The Company is required to file with the Federal Reserve Board ("FRB") quarterly and annually and also reports such additional information as the FRB may require pursuant to the Act. The Company is subject to examination by the FRB. The FRB may require the Company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the FRB prior to purchasing or redeeming its equity securities. Under the Act and regulations adopted by the FRB, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the FRB to maintain certain levels of capital. See "Supervision and Regulation--Capital Adequacy Guidelines."

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

         THE BANKS. Banks are extensively regulated under federal and state law. NBC-Laredo, NBC-Eagle Pass and NBC-Luling, as national banks, are subject to primary supervision, periodic examination and regulation by the Office of the Comptroller of the Currency (the "OCC"). NBC-Rockdale, a Texas state chartered bank, is subject to examination and regulation by the Texas State Banking Department.

         The deposits of the Banks are insured by the Federal Deposit Insurance Corporation ("FDIC"), which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Banks, as is the case with all insured banks, pay a semi-annual statutory assessment and are subject to the rules and regulations of the FDIC. See "Supervision and Regulation - FDIC Insurance."

          The regulations promulgated by these federal agencies govern most aspects of the Banks business, including, without limitation, capital to assets ratios, reserves against deposits, maximum lending limitations, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. The Banks are also subject to applicable provisions of Texas law, insofar as they do not conflict with or are not preempted by federal law. Supervision, legal action and examination of the Banks by the regulatory agencies are generally intended to protect depositors, and are not intended for the protection of shareholders. The OCC also has the authority to prohibit national banks from engaging in what, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the OCC could assert that the payment of dividends or other payments might, under some circumstances, are such an unsafe or unsound practice.

         CONTROL ISSUES. Investors in the Common Stock of the Company are potentially subject to certain change of bank control laws; those contained in the Act, the Federal Deposit Insurance Act (the "FDIA") and applicable Texas laws. In general, persons who wish to acquire a number of shares of Common Stock that, when aggregated with that person's other holdings of Common Stock, if any, would equal or exceed 10% of the Company's Common Stock, or who otherwise might be subject to the change of bank control rules, should consult with their legal counsel regarding the applicability of the provisions of any of these laws.

         INTERSTATE BANKING AND BRANCHING. The Riegle-Neal Interstate Branching Efficiency Act of 1994 ("IBBEA") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, beginning June 1, 1997, IBBEA authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of IBBEA and May 31, 1997. IBBEA further provides that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997. A bank may establish a de novo branch in a state in which the bank does not maintain a branch if the state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo. On August 28, 1995, Texas enacted legislation opting out of interstate branching.

         FDIC INSURANCE. The deposits of the Banks are insured by the FDIC. For this protection, the Banks are subject to the rules and regulations of the FDIC. The Banks also pay FDIC insurance premiums based on each Bank's annual assessment rate assigned to it by the FDIC. The assessment rate is based on the institution's capitalization risk category and "supervisory subgroup." An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

         FDICIA REGULATION. On December 19, 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the FDIA and made revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take "prompt and corrective action" in respect of depository institutions insured by the FDIC that do not meet minimum capital requirements. FDICIA establishes five capital tiers: `"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 1997, all of the Banks were classified as "well capitalized".

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

         CAPITAL ADEQUACY GUIDELINES. The federal banking agencies have issued guidelines for risk-based capital requirements. The guidelines are intended to establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, and takes off-balance sheet items into account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Under these guidelines, assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments, are assigned to one of several risk categories, which range from 0% for risk-free assets, such as cash and certain U.S. government securities, to 100% for relatively high-risk assets, such as loans, investments in fixed assets, premises and other real estate owned. The aggregated dollar amount of each category is then multiplied by the risk-weight associated with that category. The resulting weighted values from each of the risk categories are then added together to determine the total risk-weighted assets.

         The guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must consist of Tier 1 capital. A banking organization's qualifying total capital consists of two components:
Tier 1 capital (core capital) and Tier 2 capital (supplementary capital). Tier 1 capital consists primarily of common stock, related surplus, retained earnings, and qualifying preferred stock. Intangibles, such as goodwill, as well as the unrealized gain or loss on available for sale securities, are generally deducted from Tier 1 capital. At least 50% of the banking organization's total regulatory capital must consist of Tier 1 capital. Tier 2 capital may consist of (i) the allowance for possible loan and lease losses in an amount up to 1.25% of risk-weighted assets; (ii) preferred stock not qualifying as Tier 1 capital plus related surplus; and, (iii) mandatory convertible debt. The inclusions of the foregoing elements of Tier 2 capital are subject to certain requirements and limitations of the federal banking agencies. The federal banking agencies have also adopted a minimum leverage ratio of Tier 1 capital to total assets of 3% for banks that have a uniform composite ("CAMEL") rating of 1. All other institutions and institutions experiencing or anticipating significant growth are expected to maintain capital at least 100 to 200 basis points above the minimum level. Furthermore, higher leverage ratios are required to be considered well capitalized or adequately capitalized under the prompt corrective action provisions of the FDICIA. See "Management's Discussion and Analysis- Capital Resources."

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

         ENVIRONMENTAL LAWS. Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the cost of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. The cost of such removal or remediation of such substances can be substantial. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such substances. As a result, the presence of such substances on any of the real property collateral securing any of the Banks' loans may render such collateral less valuable or worthless or may result in the Banks being unwilling to foreclose upon such collateral. In addition, the Banks may incur substantial environmental liabilities and costs from owning any collateral previously foreclosed upon that is later determined to contain such substances. The Banks attempt to reduce this risk by making inquiry with respect to environmental matters in connection with the extension of credit; however, there can be no assurance that environmental liabilities do not or will not exist with respect to the Banks' collateral.

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


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's headquarters are currently located in the NBC-Laredo Bank building located at 104 East Mann Road, Laredo, Texas, occupying premises of approximately 600 square feet. The Company has lease with an indefinite term with the Bank with monthly lease payments of $1,500 per month.

         The Company has entered into a forty-two month sublease for 1,429 square feet in Suite 1700 at 100 Wilshire Boulevard, Santa Monica, California, with lease payments of $3,500 per month. The lease expires on December 31, 1999. This property is for office use.

         The Company has entered into a three year lease for 1,703 square feet in Suite 875 at 111 Soledad, San Antonio, Texas, with lease payments of $1,397 per month. This property is used for data processing and item processing for the Banks. The lease expires on September 30, 1998.

        The Company has entered into a twelve month lease for 1,785 square feet in Suite 660 at 613 N.W. Loop 410, San Antonio, Texas, with lease payments of $2,244 per month. The lease expires on July 31, 1998. This property is used as a loan production office.

         NBC-Laredo's main banking facility is located at 104 East Mann Road, Laredo, Texas. The Bank owns and occupies a 12,000 square foot, two story building situated on approximately two acres at this address. NBC-Laredo leases a 1,200 square foot motor bank approximately one-half mile south of its main location at Mall Del Norte, Laredo, Texas. This property is leased until December 31, 1999, with monthly lease payments of $1,700 per month. NBC-Laredo also owns and occupies a 2,761 square foot branch located at 2302 Blaine Street, Laredo, Texas which was opened in March 1998.

         NBC-Eagle Pass' main banking facility is located at 439 Main Street, Eagle Pass, Texas, which is within five blocks of the international bridge into Piedras Negras, Coahuila, Mexico. The Bank owns and occupies a two-story, 22,434 square foot building situated on one city block at this address. NBC-Eagle Pass also owns and occupies a 4,000 square foot branch bank, NBC-East, located approximately one mile east of the main bank at 2538 E. Main Street. NBC-Eagle Pass also owns and occupies a two-story 19,761 square foot branch located at 700 Hwy 281, Marble Falls, Texas. NBC-Eagle Pass owns a 3 acre tract in San Antonio, Texas located at Arion Parkway and Hwy 281 North. A 30,000 square foot branch expected to be completed in the fourth quarter of 1998 is currently under construction at this site.

         NBC-Rockdale's main banking facility is located at 401 E. Cameron Street, Rockdale, Texas. The Bank owns and occupies a 22,000 square foot two story building at this location. NBC-Rockdale also owns and occupies a 1,700 square foot motor bank located at 1401 W. Cameron Street, Rockdale, Texas. NBC-Rockdale also owns and occupies a 14,524 square foot branch located at 104
W. Austin, Giddings, Texas and a 15,136 square foot branch located at 316 N. Main Street, Taylor Texas.

         NBC-Luling's main banking facility is located at 200 S. Pecan Ave., Luling, Texas. The bank owns and occupies a 5,500 square foot one story building at this location. In March, 1998, NBC-Luling opened a 2,925 square foot branch which it owns and occupies at 1081 Wonder World Drive, San Marcos, Texas.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

         The Common Stock of the Company has been listed on the American Stock Exchange since April 28, 1995 under the symbol "NBT." Prior to that date, the Common Stock of the Company was not listed on any stock exchange nor quoted on the National Association of Securities Dealers Automated Quotation Systems ("NASDAQ"). As of December 31, 1997, the Company had approximately 980 shareholders of record.

         The following table sets forth the high and low sales/bid prices/quotations for the Company's Common Stock during 1997 and 1996. These bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

                                          SALES/BID PRICES
                                    ----------------------------
                                       HIGH               LOW
                                    ---------          ---------
         1997:
              4TH QUARTER           $   22.00          $   17.75
              3RD QUARTER               20.75              13.56
              2ND QUARTER               13.75              13.06
              1ST QUARTER               14.00              11.25

         1996:
              4th Quarter           $   12.00          $   10.88
              3rd Quarter               11.38              10.38
              2nd Quarter               11.63              10.75
              1st Quarter               11.38               9.63

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

-------------------------------------------------------------------------------
            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
-------------------------------------------------------------------------------

                                                                               YEAR ENDED DECEMBER 31,
                                                                               -----------------------
STATEMENT OF INCOME DATA:  (dollars in thousands)              1997         1996        1995         1994         1993
                                                            ----------   ----------   ----------   ----------   ----------
    Interest income ...................................     $   27,334   $   20,820   $   18,955   $   15,985   $   14,904
    Interest expense ..................................         11,722        8,112        7,359        5,589        5,184
                                                            ----------   ----------   ----------   ----------   ----------
          Net interest income .........................         15,612       12,708       11,596       10,396        9,720
    Provision(Credit) for loan losses .................             80           (5)        (855)        (990)      (1,290)
    Non-interest income ...............................          4,387        2,789        2,762        2,521        2,478
    Non-interest expense ..............................         12,244        9,586        9,149        8,491        8,587
    Income taxes ......................................            200          206          159          440          707
    Extraordinary credit, net of tax ..................           --           --            219         --           --
                                                            ----------   ----------   ----------   ----------   ----------
      Net income ......................................     $    7,475   $    5,710   $    6,124   $    4,976   $    4,194
                                                            ==========   ==========   ==========   ==========   ==========
COMMON SHARE DATA:**
    Net income before extraordinary credit ............     $     1.60   $     1.23   $     1.33    $    1.39   $     1.27
    Extraordinary credit, net of tax ..................           --           --           0.05         --           1.05
    Book value ........................................     $    10.97         9.21         7.94         6.16         5.30
    Weighted Average shares outstanding ...............      4,658,734    4,639,955    4,443,436    3,589,524    3,313,969
BALANCE SHEET DATA (AT PERIOD END):
  (dollars in thousands)
    Total assets ......................................     $  470,160   $  327,918   $  270,092   $  264,487   $  231,773
    Investments and federal funds sold ................        279,991      184,021      152,677      155,364      120,287
    Total loans .......................................        136,313      113,258       91,588       90,448       90,814
    Allowance for loan losses .........................          2,458        2,408        1,906        2,495        3,005
    Total deposits ....................................        414,415      279,755      231,937      229,054      202,327
    Other debt ........................................          2,646        3,995          366        4,361        8,336
    Total stockholders' equity ........................         51,098       42,909       35,977       29,386       20,176
PERFORMANCE DATA:
    Return on average total assets ....................           1.92%        1.97%        2.31%        2.06%        1.85%
    Return on average stockholders' equity ............          16.28%       14.73%       18.25%       21.54%       24.32%
    Net interest margin (tax equivalent) ..............           4.42%        4.80%        4.77%        4.70%        4.67%
ASSET QUALITY RATIOS:
    Non-performing loans to total loans ...............           1.16%        1.69%        1.70%        2.00%        2.93%
    Net loan charge-offs (recoveries) to
       average loans...................................           0.02%       (0.04%)      (0.29%)      (0.54%)        .13%
    Allowance for loan losses to total loans ..........           1.80%        2.13%        2.08%        2.76%        3.31%
CAPITAL RATIOS:
    Average stockholders' equity to average total
       assets..........................................          11.78%       13.35%       12.65%        9.57%        7.59%
    Tier 1 risk-based capital*.........................          27.77%       33.58%       35.77%       28.14%       20.82%
    Total risk-based capital* .........................          29.02%       34.84%       37.18%       29.39%       22.09%
    Leverage ratio* ...................................           9.13%       13.67%       13.28%       10.57%        8.79%

* Calculated in accordance with Federal Reserve guidelines currently in effect.

** Restated to reflect eight-for-one reverse stock split effective on September 12, 1994.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

        Selected quarterly consolidated financial data is presented in the following tables for the years ended December 31, 1997 and 1996. (Dollars in thousands, except per share data):

                                            -----------------------------------------------------
                                                        1997 QUARTER ENDED (UNAUDITED)
                                            -----------------------------------------------------
                                            MARCH 31        JUNE 30    SEPTEMBER 30   DECEMBER 31
                                            --------       --------    ------------   -----------
Interest income ........................    $  5,774       $  6,038      $  7,589      $  7,932
Interest expense .......................       2,372          2,453         3,279         3,618
                                            --------       --------      --------      --------
Net interest income ....................       3,402          3,585         4,310         4,314
Provision for loan losses ..............          25           --              10            45
Gain (Loss) on sales of securities .....       1,091              1            96           (55)
Non-interest income ....................         763            698           852           941
Non-interest expense ...................       2,553          2,701         3,467         3,522
                                            --------       --------      --------      --------
Income before federal income taxes .....       2,678          1,583         1,781         1,633
Federal income taxes ...................          61             33            37            69
                                            --------       --------      --------      --------
Net income .............................    $  2,617       $  1,550      $  1,744      $  1,564
                                            --------       --------      --------      --------
Basic earnings per share ...............    $    .56       $    .33      $    .37      $    .34
                                            --------       --------      --------      --------


                                            -----------------------------------------------------
                                                        1997 QUARTER ENDED (UNAUDITED)
                                            -----------------------------------------------------
                                            MARCH 31        JUNE 30    SEPTEMBER 30   DECEMBER 31
                                            --------       --------    ------------   -----------
Interest income ........................    $  4,826       $  5,002      $  5,143      $  5,848
Interest expense .......................       1,896          1,927         1,995         2,293
                                            --------       --------      --------      --------
Net interest income ....................       2,930          3,075         3,148         3,555
Provision (credit) for loan losses .....          20             10            10           (45)
Loss on sales of securities ............        --               (1)         --              (6)
Non-interest income ....................         739            602           727           728
Non-interest expense ...................       2,235          2,381         2,310         2,661
                                            --------       --------      --------      --------
Income before federal income taxes .....       1,414          1,285         1,555         1,661
Federal income taxes ...................          53             33            37            83
                                            --------       --------      --------      --------
Net income .............................    $  1,361       $  1,252      $  1,518      $  1,578
                                            --------       --------      --------      --------
Basic earnings per share ...............    $   0.29       $   0.27      $   0.32      $   0.33
                                            --------       --------      --------      --------

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

RESULTS OF OPERATIONS

        Net income for 1997 was $7.5 million, an increase of $1.8 million or 30.9% over the $5.7 million recorded in 1996. A non-recurring $1.1 million gain on the sale of securities is included in 1997. Excluding this non-recurring item, net income increased $632,000 or 11.1% over 1996. The major contribution to the improved earnings during 1997 was a 22.9% increase in net interest income over 1996. Offsetting this positive contribution to earnings was an increase in non-interest expense of 27.7%, over 1996 which was primarily due to the salaries and operating expenses of the acquisitions. On a weighted average share basis, net income per share for 1997 was $1.60 compared to $1.23 for 1996.

         Loan growth was strong in 1997, increasing 20.4% over the previous year-end to $136 million. Deposits experienced dramatic growth increasing 48.1% to $414 million in 1997 from $280 million in 1996. Approximately 75% of the growth in deposits was a result of the Wells Fargo branch acquisitions in July 1997. There were no loans acquired in the Wells Fargo branch acquisitions.

        During 1997, the Company's Return on Assets was 1.92% compared to 1.97% and 2.31% for 1996 and 1995, respectively. The Company's Return on Equity for 1997 was 16.28% compared to 14.73% and 18.25% for 1996 and 1995, respectively. The Company's strong capital position is reflected in the ratio of average stockholders' equity to average total assets which was 11.78%, 13.35%, and 12.65% for 1997, 1996 and 1995, respectively. The decline in this ratio is primarily attributable to the $99.5 million increase in average assets.

        Net income for 1996 was $5.7 million compared to $6.1 million in 1995. The $414,000 decrease was primarily attributable to two nonrecurring items in 1995; a $223,000 extraordinary gain on the prepayment of debt and an $855,000 credit to the provision for loan losses. Net income in 1996 reflects an increase of $665,000 or 14% over 1995, excluding the 1995 nonrecurring items.

        The following table shows selected key performance ratios over the last three years:

                                                  1997              1996             1995
                                                 ------            ------           ------
Return on average assets                          1.92%             1.97%            2.31%

Return on average stockholders' equity*          16.28%            14.73%           18.25%

Average stockholders' equity* to average
  total assets                                   11.78%            13.35%           12.65%

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

         NET INTEREST INCOME. Net interest income constitutes the principal source of income for the Company and represents the difference between interest income on earning assets and interest expense on interest-bearing liabilities. The largest category of earning assets for 1997 was investment securities with the second largest being loans. Net interest income for 1997 was $15.6 million, an increase of $2.9 million or 22.8% compared to 1996. The net increase reflected a $6.5 million increase in interest income that was offset by a $3.6 million increase in interest expense. The interest income increase was due primarily to an increase in the investment security and loan portfolios. Average investment securities and average loans in 1997 increased 34% and 27%, respectively, over 1996. The Company's yield on earning assets decreased to

7.74% from 7.86% in 1996. The rate paid on interest bearing liabilities increased 23 basis points from 3.86% in 1996 to 4.09% in 1997. The net interest margin is the net effective yield on earning assets, calculated as net interest income on a taxable-equivalent basis expressed as a percentage of average total earning assets. The net interest margin for 1997 was 4.42% compared to 4.80% and 4.77% for 1996 and 1995, respectively. The decrease in the net interest margin for 1997 is reflective of higher volumes of earning assets as well as higher volumes of deposits. The net interest spread decreased thirty-three basis points to 3.65% in 1997 from 3.98% in 1996.

         The following table analyzes the increases in taxable-equivalent net interest income stemming from changes in interest rates and from asset and liability volume, including mix, for the years ended December 31, 1997 and 1996. Non-accruing loans have been included in assets for calculating this table, thereby reducing the yield on loans. The changes in interest due to both rate and volume in the table below have been allocated to volume or rate change in proportion to the absolute amounts of change in each.


        ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME
                            (Dollars in thousands)

                                      -----------------------------------    -----------------------------------
                                                  1997 VS. 1996                             1996 VS. 1995
                                      -----------------------------------    -----------------------------------
                                                       DUE TO CHANGE IN                       DUE TO CHANGE IN
                                       INCREASE     ---------------------     INCREASE     ---------------------
                                      (DECREASE)      RATE       VOLUME      (DECREASE)     RATE       VOLUME
                                      ----------    ---------   ---------    ----------    -------    ----------
TAXABLE-EQUIVALENT INTEREST INCOME:

    Interest-bearing accounts ........  $   111      $   (35)     $   146      $   (12)     $  --       $   (12)
    Federal funds sold ...............      474          (60)         534          (53)         (70)         17
    Investment securities ............    3,523          457        3,066        1,235          238         997
    Loans, net of unearned discount ..    2,412         (388)       2,800          686           93         593
                                        -------      -------      -------      -------      -------     -------
        Total taxable-equivalent
            interest income ..........    6,520          (26)       6,546        1,856          261       1,595
                                        -------      -------      -------      -------      -------     -------
INTEREST EXPENSE:
    Interest-bearing deposits ........    3,380          598        2,782          840          112         728
    Other debt .......................      230           99          131          (87)         (29)        (58)
                                        -------      -------      -------      -------      -------     -------
        Total interest expense .......    3,610          697        2,913          753           83         670
                                        -------      -------      -------      -------      -------     -------
TAXABLE-EQUIVALENT
     NET INTEREST INCOME .............  $ 2,910      $  (723)     $ 3,633      $ 1,103      $   178     $   925
                                        =======      =======      =======      =======      =======     =======

        Taxable-equivalent net interest income for 1997 increased $2.9 million or 22.9% over 1996. Taxable-equivalent net interest income for 1996 increased $1.1 million or 9.5% over 1995. In 1997 and 1996, interest income and interest expense increased as the volume of earning assets and interest bearing deposits rose. Also reflected in the above table are increased rates being paid on deposits.

                                 --------------------------------------------------------------------------------------------
                                                                      YEAR ENDED DECEMBER 31,
                                 --------------------------------------------------------------------------------------------
                                                 1997                             1996                             1995
                                 -----------------------------  ------------------------------   ----------------------------
INTEREST EARNED/                             INTEREST  AVERAGE           INTEREST    AVERAGE               INTEREST  AVERAGE
INCURRED & RATES                 AVERAGE     INCOME/   YIELD/   AVERAGE   INCOME/     YIELD/     AVERAGE   INCOME/    YIELD
(Dollars in thousands)           BALANCE     EXPENSE    RATE    BALANCE   EXPENSE     RATE       BALANCE   EXPENSE    RATE
----------------------          --------   ---------  --------  -------  -------    --------    ---------  -------   --------
EARNING ASSETS:
Interest-bearing accounts....   $  2,642   $   125      4.74%  $    230  $    14        6.08%    $    423   $    26      6.15%
Federal funds sold...........     28,846     1,513      5.25%    18,997    1,039        5,46%      18,701     1,097      5.84%
Investment securities
 US Treasuries...............    191,301    12,186      6.37%   141,333    8,752        6.19%     127,502     7,569      5.94%
 US Government agencies......      5,143       347      6.75%     4,280      291        6.80%       4,867       320      6.57%
 States & political
  subdivisions...............        --         --                   11        1        9.09%          30         2      6.67%
Other........................      3,056       134      4.39%     3,371      100        2.96%         281        18      6.41%
                                --------   -------     ------  --------  -------     -------     --------   -------     ------
Total investment securities..    199,500    12,667      6.35%   148,995    9,144        6.13%     132,680     7,909      5.96%
Loans, net of discounts (A)..    122,604    13,046     10.64%    96,787   10,634       10.99%      91,357     9,948     10.89%
                                --------   -------     ------  --------  -------     -------     --------   -------     ------
Total earning assets.........    353,592    27,351      7.74%   265,009   20,831        7.86%     243,161    18,975      7.80%
NON-INTEREST BEARING ASSETS:
Cash and due from banks......     16,433                         12,829                             12,048
Allowance for loan losses....     (2,458)                        (2,117)                            (2,353)
Other assets.................     22,148                         14,507                             12,411
                                --------                       --------                          ---------
Total assets.................   $389,715                       $290,228                          $ 265,267
                                ========                       ========                          =========
INTEREST-BEARING
 LIABILITIES:
NOW accounts.................     48,723     1,347      2.77%  $ 33,342      953        2.86%    $  32,127      985      3.05%
Savings, money market
 & CD's......................    234,534    10,072      4.29%   175,711    7,086        4.03%      157,910    6,214      3.94%
Other debt...................      3,605       303      8.41%     1,282       73        5.69%        2,022      160      7.91%
                                --------   -------     -----   --------  -------     -------     ---------  -------     -----
Total interest-bearing
 liabilities.................    286,862    11,722      4.09%   210,335    8,112        3.86%      192,059    7,359      3.83%
                                           -------                       -------                            -------
NON-INTEREST BEARING
 LIABILITIES:
Demand deposits..............     54,723                         39,489                             37,667
Other liabilities............      2,214                          1.590                              1,261
                                --------                       --------                          ---------

Total liabilities............    343,799                        251.414                            230,987
                                --------                       --------                          ---------
Redeemable Preferred
 Stock.......................         --                             59                                715
Stockholders' equity........      45,916                         38,755                             33,565
                                --------                       --------                          ---------
Total liabilities and
 stockholders' equity........   $389,715                       $290,228                          $ 265,267
                                ========                       ========                          =========
Taxable-equivalent
 net interest income.........               15,629                        12,719                             11,616
Taxable equivalent
 adjustment..................                   17                            11                                 20
                                           -------                       -------                            -------
Net interest income..........              $15,612                       $12,708                            $11,596
                                           =======                       =======                            =======
Net interest spread (B)......                           3.65%                           3.98%                            3.97%
                                                       =====                         =======                            =====
Net interest margin (C)......                           4.42%                           4.80%                            4.77%
                                                       =====                         =======                            =====


(A) Non-accrual loans are included in the average balances used in calculating this table.
(B) The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(C) The net interest margin is the taxable-equivalent net interest income divided by average earning assets.

INTEREST RATE SENSITIVITY. The Company continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. Management seeks to maintain consistent growth of net interest income through periods of changing interest rates by avoiding fluctuating net interest margins and to maintain consistent growth of net interest income through periods of changing interest rates.

        Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to repricing characteristics of assets and liabilities.

        The following table commonly referred to as a "static gap report," indicates the Company's interest rate sensitivity position at December 31, 1997 and may not be reflective of positions in subsequent periods:

                 INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES
                             (Dollars in thousands)

                                                                                                                NON-RATE
                                                           RATE SENSITIVE                                       SENSITIVE
                                        ----------------------------------------------------------       -----------------------
                                        IMMEDIATELY       WITHIN          WITHIN                           OVER
                                         0-30 DAYS        90 DAYS        ONE YEAR          TOTAL         ONE YEAR        TOTAL
                                        -----------      ---------       --------        ---------       --------      ---------
 EARNING ASSETS:
     Loans ............................  $  53,133       $  12,856       $  20,451       $  86,440       $  49,873     $ 136,313
     Investment securities ............      3,001           5,536          27,781          36,318         210,084       246,402
     Federal funds sold ...............     29,940            --              --            29,940            --          29,940
     Interest-bearing accounts ........        116             100            --               216            --             216
                                         ---------       ---------       ---------       ---------       ---------     ---------
           Total earning assets .......  $  86,190       $  18,492       $  48,232       $ 152,914       $ 259,957     $ 412,871
                                         =========       =========       =========       =========       =========     =========

 INTEREST-BEARING LIABILITIES:
     Interest-bearing transaction,
       Savings and money market .......  $ 151,605       $    --         $    --         $ 151,605       $    --       $ 151,605
     Certificates and time deposits ...     32,324          47,321         104,335         183,980          12,484       196,464
     Other debt .......................      2,301               2               6           2,309             337         2,646
                                         ---------       ---------       ---------       ---------       ---------     ---------
           Total interest-bearing
              Liabilities .............  $ 186,230       $  47,323       $ 104,341       $ 337,894       $  12,821     $ 350,715
                                         =========       =========       =========       =========       =========     =========

 INTEREST SENSITIVITY GAP .............  $(100,040)      $ (28,831)      $ (56,109)      $(184,980)
                                         =========       =========       =========       =========

 CUMULATIVE GAP .......................  $(100,040)      $(129,871)      $(184,980)      $(184,980)
                                         =========       =========       =========       =========
 RATIO OF EARNING ASSETS TO
     INTEREST-BEARING LIABILITIES .....      46.3%            39.1%           46.2%           45.3%


        The interest rate sensitivity table reflects that the Company is liability sensitive, on a cumulative basis, during the one year period shown. Generally, this indicates that the liabilities reprice more quickly than the assets in a given period, and that a decline in market rates will benefit net interest income. An increase in market rates would have the opposite effect.

        NON-INTEREST INCOME. The major components of non-interest income are service charges and fees earned on deposit accounts. The following table summarizes changes in non-interest income during the past three years:

                               NON-INTEREST INCOME
                             (Dollars in thousands)

                                                         -------------------------------------------------
                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------
                                                                1997                 1996           1995
                                                         --------------------  -----------------  --------
                                                                        %                   %
                                                          AMOUNT     CHANGE      AMOUNT   CHANGE   AMOUNT
                                                         --------  ----------  --------  -------  --------
Service charges and fees...............................  $  2,796       17.9%  $  2,371     8.6%  $  2,184
Net trading account profit.............................       103      100.0%        --       --        --
Net realized gains (losses) on sales of securities.....     1,133   18,990.4%       (6)   535.1%       (1)
Net gains on sales of other real estate owned..........        62      -39.8%       103   -71.6%       365
Miscellaneous income...................................       293       -8.8%       321    49.7%       214
                                                         --------  ----------  --------  -------  --------
    Total non-interest income..........................  $  4,387       57.3%  $  2,789     1.0%  $  2,762
                                                         ========  ==========  ========  =======  ========

        The $1,598,000 or 57.3% increase in non-interest income for 1997 from 1996 is due primarily to the $1,133,000 increase in net realized gains on sales of securities. During the first quarter of 1997, the Company realized a $1,091,000 gain on the sale of certain equity securities. The improvement in service charges and fees can be partly attributed to a 37% increase in average deposits in 1997 which is partly attributable to the Wells Fargo branch acquisitions. Included in 1997 is non-recurring income of $1,195,000 due to net gains on other real estate owned and investment securities which was higher than the $97,000 reported in 1996. Therefore, the increase in 1997, disregarding the non-recurring items, would be $500,000 or 18.6% over 1996.

        Non-interest income for 1996 was $27,000 or 1% higher than 1995 primarily due to an 8.6% increase in service charges and fees.

        NON-INTEREST EXPENSE. Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense. The following table summarizes the changes in non-interest expense for the past three years:

                               NON-INTEREST INCOME
                             (Dollars in thousands)

                                          ------------------------------------------------------
                                                      FOR THE YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------
                                                  1997                    1996             1995
                                          -------------------     -------------------    -------
                                                         %                       %
                                          AMOUNT      CHANGE      AMOUNT       CHANGE    AMOUNT
                                         -------      -------     -------      ------    -------
 Salaries and employee benefits .......   $ 6,239       28.7%     $ 4,848        9.7%    $ 4,420
 Occupancy and equipment expenses .....     1,917       24.2%       1,544       28.8%      1,198
 FDIC insurance .......................        34      459.2%           6      (97.7%)       257
 Insurance ............................       101       (7.3%)        109      (10.7%)       122
 Office supplies ......................       572       52.4%         375       27.1%        295
 Postage and courier ..................       601       58.6%         379       13.8%        333
 Professional fees ....................       784       13.7%         689      (17.3%)       833
 Goodwill amortization ................       191      448.6%          35      100.0%       --
 Miscellaneous other expenses .........     1,805       12.7%       1,601       (5.3%)     1,691
                                          -------      -----      -------      -----     -------
     Total non-interest expense .......   $12,244       27.7%     $ 9,586        4.8%    $ 9,149
                                          =======      =====      =======      =====     =======

        Total non-interest expense for 1997 increased 27.7% over 1996. However, as a percentage of average assets, non-interest expense declined slightly from 3.3% in 1996 to 3.1% in 1997. The increase in non-interest expenses is reflected in occupancy and equipment expenses and salaries and benefit expense. The 28.7% increase in salaries and benefits for 1997 is due to the addition of employees from the acquisitions and salary merit increases. The number of full-time equivalent employees increased by 41 employees in 1997 from 1996 to a total of
210. The 24.2% increase in occupancy and equipment expenses is due to the depreciation expense related to the three buildings acquired in the Wells Fargo branch acquisitions. The increase in supplies expense is also a reflection of the cost of the acquisitions.

        Non-interest expense of $9.6 million for the year ended 1996 represented an increase of 4.8% compared with 1995. The majority of the increase was due to the new branch built in Eagle Pass which opened in December 1995 and the data processing equipment purchased to go "in-house".

        INCOME TAXES. The Company recognized income tax expense of $200,000 in 1997 compared to $206,000 in 1996. See Note 16 to the Consolidated Financial Statements for details of tax expense. At December 31, 1997, the Company had approximately $103 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years. If unused, approximately $99 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

        INVESTMENT SECURITIES. Total investment securities averaged $199.5 million in 1997, a 34% increase over the 1996 average of $149 million. The following table presents the consolidated investment securities portfolio as of December 31, 1997, by stated maturity with the weighted average interest yield for each range of maturities. Federal Reserve Bank stock and other equity securities are included in the classification "over ten years" in the available for sale category.

                    INVESTMENT PORTFOLIO MATURITY AND YIELDS
                             (Dollars in thousands)

                                        ----------------------------------------------------------------------------------
                                                                       DECEMBER 31, 1997
                                        ----------------------------------------------------------------------------------
                                           ONE YEAR            ONE TO             FIVE TO          OVER TEN
                                            OR LESS          FIVE YEARS          TEN YEARS           YEARS
                                        ---------------   ----------------   -----------------   --------------
                                        AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT     YIELD   AMOUNT   YIELD    TOTAL
                                        -------   -----   --------   -----   ---------   -----   ------   -----   --------
HELD TO MATURITY SECURITIES:
(Amortized Cost)
 U.S. Treasury securities ............  $21,919   6.21%   $ 47,042   6.62%   $  34,971    6.14%  $  --      --    $103,932
 U.S. Government agency and
   Mortgage backed securities ........     --      --           --    --          --       --      2,635   6.64%     2,635
 State and Municipal securities ......     --      --           --    --          --       --       --      --        --
 Foreign debt securities .............     --      --           14   6.06%          50    7.70%     --      --          64
                                        -------   ----    --------   ----    ---------   -----    ------   ----   --------
   Total held to maturity ............  $21,919   6.21%   $ 47,056   6.62%   $  35,021    6.14%   $2,635   6.64%  $106,631
                                        =======   ====    ========   ====    =========   =====    ======   ====   ========
 AVAILABLE FOR SALE SECURITIES:
  (Fair Value)
 U.S. Treasury securities ............  $10,515   6.56%   $46,115    6.20%   $  79,458    6.15%  $  --     --     $136,088
 U.S. Government agency and
   Mortgage backed securities ........      635   6.66%      851     6.98%          --     --       115   9.21%      1,601
 Other securities ....................     --      --        --       --           335   12.88%   1,747   2.57%      2,082
                                        -------   ----    --------   ----    ---------   -----   ------   -----   --------
   Total available for sale ..........  $11,150   6.57%   $ 46,966   6.21%   $  79,793    6.18%  $1,862   2.98%   $139,771
                                        =======   ====    ========   ====    =========   =====   ======   ====    ========
    Total investment securities         $33,069   6.33%   $ 94,022   6.42%   $ 114,814    6.17%  $4,497   5.12%   $246,402
                                        =======   ====    ========   ====    =========   =====   ======   ====    =========


        The weighted average yield on the investment security portfolio of the Company at December 31, 1997 was 6.27% compared to a weighted average yield of 6.13% at December 31, 1996. See Note 1 of the Notes to the Consolidated Financial Statements for a discussion regarding the investment classifications held to maturity and available for sale.

        Note 3 to this report reflects the estimated fair value for various categories of investment securities as of December 31, 1997 and 1996.

        The following table summarizes the book value of the investment portfolio at December 31, for the past three years (Dollars in thousands):

                                         ------------------------------------
                                                     DECEMBER 31,
                                         ------------------------------------
                                           1997          1996          1995
                                         --------      --------      --------
 U.S. Treasury securities ...........    $237,477      $149,400      $125,537
 U.S. Government agencies ...........       2,990         4,132          --
 Mortgage backed securities .........       1,229         1,638         4,529
 Other securities ...................       1,741         4,247         1,464
                                         --------      --------      --------
                                         $243,437      $159,417      $131,530
                                         ========      ========      ========


        LOANS. The following table presents the composition of the Company's loan portfolio by type of loan:

                                 LOAN PORTFOLIO
                             (Dollars in thousands)

                                      ---------------------------------------------------------------------------------------------
                                                                                 DECEMBER 31,
                                      ---------------------------------------------------------------------------------------------
                                                  % OF                 % OF               % OF              % OF              % OF
                                         1997     TOTAL     1996       TOTAL     1995     TOTAL    1994     TOTAL     1993    TOTAL
                                      ---------   -----   --------    ------   -------    -----   -------   -----   -------  ------
 Commercial ........................  $ 22,911    16.8%   $ 23,992    21.2%    $13,643    14.9%   $15,175   16.8%   $13,095   14.4%
 Real estate construction ..........    10,338     7.6%      6,324     5.6%     11,868    13.0%    10,085   11.2%     8,329    9.2%
 Real estate mortgage ..............    81,752    60.0%     65,556    57.9%     51,664    56.4%    49,406   54.6%    47,347   52.1%
 Consumer installment loans
    net of unearned discount........    21,312    15.6%     17,386    15.3%     14,413    15.7%    15,782   17.4%    22,043   24.3%
                                      --------   -----    --------   -----     -------   -----    -------  -----    -------  -----
     Total loans ...................  $136,313   100.0%   $113,258   100.0%    $91,588   100.0%   $90,448  100.0%   $90,814  100.0%
                                      ========   =====    ========   =====     =======   =====    =======  =====    =======  =====


        The preceding loan composition table shows that in 1997 total loans increased $23.1 million or 20.4% over 1996. At December 31, 1997, loans were 32.9% of deposits compared to 40.5% at the previous year-end. The Wells Fargo acquisition only included deposits with no loans being acquired.

        The following table presents commercial and real estate construction loans as of December 31, 1997, based on scheduled principal repayments and the total amounts of loans due after one year classified according to sensitivity to changes in interest rates:

                    MATURITIES AND RATE SENSITIVITY OF LOANS
                             (Dollars in thousands)

                                               OVER ONE YEAR    OVER
                                     ONE YEAR    THROUGH        FIVE
                                     OR LESS    FIVE YEARS     YEARS    TOTAL
                                     --------  -------------  -------- --------
Commercial........................   $ 13,628     $  7,062   $  2,221  $ 22,911
Real estate construction..........      5,115        3,606      1,617    10,338
                                     --------    ---------   --------  --------
    Total.........................   $ 18,743     $ 10,668   $  3,838  $ 33,249
                                     ========    =========   ========  ========

        Of the loans maturing after one year, $4,520,000 have fixed interest rates and $9,986,000 have variable interest rates.

        ALLOWANCE FOR POSSIBLE LOAN LOSSES. The allowance for loan losses is established through charges to operations in the form of a provision for loan losses. Loans, or portions thereof, which are considered to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The allowance represents the amount, which in the judgment of each Bank's management, will be adequate to absorb possible losses. The adequacy of the allowance is determined by management's continuous evaluation of the loan portfolio and by the employment of third party loan review consultants. Industry concentrations, specific credit risks, past loan loss experience, delinquency ratios, current loan portfolio quality and projected economic conditions in the Bank's market areas are pertinent factors in determining the adequacy of the allowance for possible loan losses. Loans identified as losses by management, external loan review or bank examiners are charged-off.

        Despite loan growth in 1996, a credit to the provision for loan losses of $5,000 was made to reduce the allowance for loan losses to an appropriate level. Credits to the provision for loan losses were also made in 1995 and 1994 in the amounts of $855,000 and $990,000, respectively. The aggregate total of credits made to the provision for loan losses since the 1992 reorganization amounts to $5,680,000 and was a significant contribution to the improved capitalization of the Company. The improvement in credit quality of the loan portfolio and recoveries of previously charged-off loans that provided unanticipated additions to the allowance for possible loan losses justify the credits made to the allowance. The Company recorded net charge-offs of $30,000 for the year ended December 31, 1997 compared to net recoveries of $40,000 for 1996.

        The following table summarizes, for the periods presented, the activity in the allowance for possible loan losses arising from provisions credited to operations, loans charged off and recoveries of loans previously charged off:

                 ANALYSIS OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
                             (Dollars in thousands)

                                                        -----------------------------------------------------------
                                                                            YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------------------------
                                                           1997         1996       1995         1994         1993
                                                        -----------  ---------   ---------    ---------    --------
Average loans outstanding during year................    $122,604    $  96,787   $  91,357    $  89,190    $ 91,233
                                                         ========    =========   =========    =========    ========
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of year.........................    $  2,408    $   1,906   $   2,495    $   3,005    $  4,415
Allowance on acquired loans..........................          --          467          --           --          --
Charge-Offs:
    Commercial.......................................          50          76           60           16         286
    Real estate construction.........................          --          --           --           10          12
    Real estate mortgage.............................          --          --            6           45           2
    Consumer installment.............................         222         175          264          249         680
                                                        ---------    --------    ---------    ---------    --------
         Total charge-offs...........................         272         251          330          320         980
Recoveries:
    Commercial.......................................          53          39           69           73         133
    Real estate construction.........................          --          --           --          100          56
    Real estate mortgage.............................          38          70          285          210         159
    Consumer installment.............................         151         182          242          417         512
                                                        ---------    --------    ---------    ---------    --------
         Total recoveries............................         242         291          596          800         860
                                                        ---------    --------    ---------    ---------    --------
 Net charge-offs (recoveries)........................          30         (40)        (266)        (480)        120
Provision charged (credited) to operating expense....          80          (5)        (855)        (990)     (1,290)
                                                        ---------    --------    ---------    ---------    --------
Balance at end of year...............................   $   2,458    $  2,408    $   1,906    $   2,495    $  3,005
                                                        =========    ========    =========    =========    ========
Net charge-offs (recoveries) as a percentage of
  average loans outstanding during year..............        0.02%      (0.04%)      (0.29%)      (0.54%)      0.13%
                                                        =========    ========    =========    =========    ========
Allowance for possible loan losses as a percentage
 of year-end loans, net of unearned discount.........        1.80%       2.13%        2.08%        2.76%       3.31%
                                                        =========    ========    =========    =========    ========

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

               ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
                            (Dollars in thousands)

                              ----------------------------------------------------------------------------------------------
                                                                  DECEMBER 31,
                              ----------------------------------------------------------------------------------------------
                                   1997               1996               1995                1994                1993
                              ---------------     ---------------    ---------------     ---------------     ---------------
                                        % OF                % OF                % OF               % OF                % OF
                                        TOTAL               TOTAL              TOTAL               TOTAL               TOTAL
                              AMOUNT    LOANS     AMOUNT    LOANS    AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS
                              ------    -----     ------    -----    ------    -----     ------    -----     ------    -----
Commercial                    $   99    0.07%     $  131    0.12%    $  306    0.33%     $  195    0.22%     $  243    0.27%
Real estate construction          --      --          --      --         --      --          --      --          --      --
Real estate mortgage             760    0.56%        614    0.54%       729    0.80%        811    0.90%        729    0.80%
Consumer installment             192    0.14%        185    0.16%       255    0.28%        370    0.41%        658    0.72%
Unallocated                    1,407    1.03%      1,478    1.31%       616    0.67%      1,119    1.24%      1,375    1.51%
                              ------    ----      ------    ----     ------    ----      ------    ----      ------    ----
    Total                     $2,458    1.80%     $2,408    2.13%    $1,906    2.08%     $2,495    2.76%     $3,005    3.31%
                              ======    ====      ======    ====     ======    ====      ======    ====      ======    ====

        Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories. The allocation is determined by providing specific reserves against each criticized loan plus an unallocated portion against the remaining portfolio based on experience factors.

        NON-PERFORMING ASSETS. Non-performing assets decreased 7.4% to $1,853,000 at December 31, 1997, compared with $2,000,000 at December 31, 1996.
Non-performing assets as a percentage of total assets decreased to .39% at December 31, 1997 down from .61% one year ago.

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

        Restructured loans are loans on which the interest and/or the principal has been reduced due to deterioration in the borrower's financial condition. Even though these loans are performing, they are included in non-performing assets because of the loss of revenue related to the reduction in interest and/or principal.

        Foreclosed real estate consists of property which has been acquired through foreclosure. At the time of foreclosure, the property is recorded at the lower of the estimated fair value less selling expenses or the loan balance with any write down charged to the allowance for loan losses. Any future write-downs, expenses related to the property, and any gain or loss resulting from the sale of the property are charged to operations.

        The following table discloses non-performing assets and loans 90 days past due and still accruing interest as of December 31:

                              NON-PERFORMING ASSETS
                             (Dollars in thousands)

                                                  -----------------------------------------------------------------------
                                                                                 DECEMBER 31,
                                                  -----------------------------------------------------------------------
                                                     1997            1996           1995           1994           1993
                                                  ----------      ----------     ----------     ----------     ----------
 Non-accrual loans ...........................    $    1,314      $    1,195     $    1,177     $    1,070     $    1,350
 Foreclosed real estate ......................           271             715            888            735          1,307
                                                  ----------      ----------     ----------     ----------     ----------
     Total non-performing assets .............    $    1,585      $    1,910     $    2,065     $    1,805     $    2,657
                                                  ==========      ==========     ==========     ==========     ==========
 NON-PERFORMING ASSETS AS A PERCENTAGE OF:
       Total assets ..........................          0.34%           0.58%          0.76%          0.68%          1.15%
       Total loans plus foreclosed real estate          1.16%           1.68%          2.23%          1.98%          2.88%

 Accruing loans past due 90 days or more .....    $       40      $      182     $      383     $      151     $      154

        Interest income that would have been earned in 1997 on non-accrual loans had such loans performed in accordance with the original contracted terms was $151,000. The amounts related to 1996 and 1995 were $187,000 and $115,000, respectively.

        Independent third party loan reviews of the Banks are performed on an annual basis. The loans are also reviewed by banking regulators on an eighteen month basis. On a monthly basis, the Board of Directors' of each Bank reviews new loans, renewals and delinquencies. Management of each Bank monitors, on a continuing basis, loans which it feels should be followed closely. The Banks are required by the regulatory authorities to have foreclosed real estate appraised periodically.

        DEPOSITS. The primary source of funds for the Company is the deposits of the Banks. The Company does not accept brokered deposits. The following table presents average balances and the corresponding average rate paid for the deposit categories:

                     AVERAGE DEPOSITS AND AVERAGE RATES PAID
                             (Dollars in thousands)

                                                     -----------------------------------------------------------------------
                                                                              YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------------------------
                                                              1997                     1996                     1995
                                                     --------------------  ------------------------ ------------------------
                                                                    RATE                     RATE                       RATE
                                                       AMOUNT       PAID       AMOUNT        PAID         AMOUNT        PAID
                                                     ---------     ------     ---------    ---------     ---------     ------
Noninterest-bearing demand deposits ..............   $  54,723        --      $  39,489          --      $  37,667        --
INTEREST-BEARING DEPOSITS:
  Interest-bearing transaction (NOW) accounts ....      48,723       2.77%       33,342         2.85%       32,127       3.05%
  Savings and money market accounts ..............      70,559       3.14%       54,928         2.90%       51,992       2.81%
  Certificates of deposits under $100,000 ........     103,982       4.67%       76,248         4.36%       68,654       4.30%
  Certificates of deposits of $100,000 and
    greater.......................................      59,993       5.01%       44,535         4.86%       37,264       4.85%
                                                     ---------     ------     ---------    ---------     ---------     ------
  Total interest-bearing deposits ................     283,257                  209,053                    190,037
                                                     ---------                ---------                  ---------
  Weighted average rate paid .....................                   4.03%                      3.85%                    3.79%
                                                                   ======                  =========                   ======
         Total average deposits ..................   $ 337,980                $ 248,542                  $ 227,704
                                                     =========                =========                  =========

        Total average deposits increased $89 million or 36% with the majority of the increase due to the acquisition of the three Wells Fargo branches in July 1997. Mexico is part of the natural trade territory of the Banks. Thus, dollar-denominated deposits from Mexican sources have traditionally been a significant source of deposits. Included in total deposits are $94,477,000, $83,677,000, and $77,731,000 of Mexican National
deposits at December 31, 1997, 1996, and 1995, respectively.

        The remaining maturity on certificates of deposit greater than $100,000 as of December 31, 1997 is presented below: (Dollars in thousands)

                               THREE     OVER THREE     OVER SIX     OVER
                               MONTHS     THROUGH       THROUGH     TWELVE
                              OR LESS    SIX MONTHS  TWELVE MONTHS  MONTHS     TOTAL
                             ----------  ----------  -------------  -------   -------
Certificates of deposit of
   $100,000 and greater      $  18,233   $  19,224      $  23,532   $ 3,688   $64,677
                             =========   =========      =========   =======   =======

LIQUIDITY

        Liquidity is the ability to have funds available at all times to meet the commitments of the Company. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and short-term investments in time deposits in banks, federal funds sold, trading account securities and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the Company's trade area. The Banks have not and do not solicit brokered deposits as a funding source. The liquidity of the Company is enhanced by the fact that 82% of total deposits at December 31, 1997 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

         Net cash provided by operating activities at December 31, 1997, includes a $3.4 million decrease for the addition of an investment securities trading account. The Company has not had a trading account in the past. See
Note 1 of the consolidated financial statements for the accounting treatment of a trading account.

        At December 31, 1997, the Company's liquid assets amounted to $201 million or 43% of total gross assets, up from $129 million or 39% at December 31, 1996. Secondary sources of liquidity include the Company's ability to sell loan participations and purchase federal funds. In addition, NBC-Eagle Pass has an approved federal funds line at a correspondent bank and NBC-Laredo has an approved line of credit with the Federal Home Loan Bank.

CAPITAL RESOURCES

        Total stockholders' equity increased $8.2 million to $51.1 million at December 31, 1997 from $42.9 million at December 31, 1996. In addition to net income of $7.5 million, stockholders' equity increased $.7 million due to an improvement in the net fair value of securities available for sale. The ratio of total stockholders' equity to total assets was 10.9% at December 31, 1997 compared with 13.1% at December 31, 1996.

        The Company and subsidiary Banks are subject to minimum capital ratios mandated by their respective banking industry regulators. The table below illustrates the Company and subsidiary Bank's compliance with the risk-based capital guidelines of the FRB and the OCC. These guidelines are designed to measure Tier 1 and total capital while taking into consideration the risk inherent in both on and off-balance sheet items. Off-balance sheet items at December 31, 1997 include unfunded loan commitments and letters of credit. Pursuant to the current regulatory guidelines, the net unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and the leverage ratio. The leverage ratio is Tier 1 capital divided by quarterly average total assets. A leverage ratio of 3.0% is the minimum requirement for only the most highly rated banking organizations and all other institutions are required to maintain a leverage ratio of 3 to 5 percent.

        Tier 1 capital for the Company includes common stockholders' equity less goodwill. Total capital includes Tier 1 capital and a portion of the allowance for loan losses. The ratios are calculated by dividing the qualifying capital by the risk-weighted assets. The minimum ratio for qualifying total capital is 8.0% of which 4.0% must be Tier 1 capital.

        The table below illustrates the Company and the Bank's compliance with the risk-based capital guidelines as of December 31, 1997 (Dollars in thousands):

                                                              NBC         NBC         NBC        NBC
                                            CONSOLIDATED   EAGLE PASS    LAREDO    ROCKDALE    LULING
                                            ------------   ---------    -------    --------   --------
 Total average assets (less goodwill) ...     $437,720     $ 232,673    $ 69,184   $111,080    $26,903
 Risk weighted assets (net of goodwill) .     $143,913     $  70,213    $ 51,744   $ 21,360    $15,542

 Tier 1 capital .........................     $ 39,960     $  15,554    $  7,622   $  5,911    $ 3,352

 Total capital ..........................     $ 41,767     $  16,478    $  8,166   $  6,178    $ 3,550

 Leverage ratio .........................         9.13%         6.69%      11.02%      5.32%     12.46%
 Risk based capital ratios:
     Tier 1 .............................        27.77%        22.15%      14.73%     27.67%     21.57%
     Total capital ......................        29.02%        23.47%      15.78%     28.92%     22.84%


        The Company and the Banks exceed the risk-based capital and leverage requirements set by the regulators as evidenced in the above table. As of December 31, 1997, the Company and its subsidiary Banks met the criteria for classification as a "well-capitalized" institution under the rules of FDICIA.

ACCOUNTING MATTERS

        SFAS No. 123 "Accounting for Stock-Based Compensation," issued in October 1995, and effective beginning in 1996, will allow companies to adopt a fair value based method of accounting for employee stock option plans, or to continue on the intrinsic value based method currently prescribed by Accounting Principals Board ("APB") Opinion No. 25. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount the employee must pay for the stock. If a company continues to use the intrinsic value based method, it must make certain pro forma disclosures of net income and earnings per share as if the fair value method of accounting for stock options as prescribed by APB Opinion No. 25 was used. The Company has determined that it will continue to account for stock-based compensation using APB Opinion No. 25 for both stock option plans and, accordingly, no compensation cost will be recognized for stock options in the consolidated financial statements. In determining compensation cost based on the fair value method at the date of grant for stock options under SFAS No. 123, the Company's net income and net income per share would have been reduced by less than 1% for 1997, 1996 and 1995.

         SFAS No. 128 "Earnings Per Share", issued in February 1997, and effective December 31, 1997, establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion No.15.

YEAR 2000

         The Company has formed a Year 2000 project team comprising technological, data processing, and operation personnel from each of the Banks' management. The project team has developed and is currently executing a planned review and risk assessment of all technology items used in the Company's operations, including core data processing systems, as well as material relationships with suppliers, correspondents, and customer groups. The identification of critical items and relations, and the renovation or replacement of items which are non-compliant with current guidelines is expected to be largely complete in 1998 in accordance with regulatory agency guidelines. Year 2000 compliance will be effected through data processing hardware and software upgrades and purchases of new equipment with an estimated aggregate cost of approximately $150,000.

FORWARD-LOOKING INFORMATION

         This Form 10-K contains certain "forward-looking" statements as such term is defined in The Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, technological change, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. The Company does not intend to update these forward-looking statements.

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of National Bancshares Corporation of Texas and Subsidiaries
Laredo, Texas


We have audited the accompanying consolidated balance sheets of National Bancshares Corporation of Texas and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bancshares Corporation of Texas and Subsidiaries as of December 31, 1997 and 1996, and the results of operations and its cash flows for the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Padgett, Stratemann & Co., L.L.P.


Padgett, Stratemann & Co., L.L.P.
Certified Public Accountants
March 6, 1998

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                      1997         1996
                                                                                    --------     --------
 Cash and Due from Banks                                                            $ 27,278     $ 17,305
 Interest Bearing Deposits in Banks                                                      216          529
 Federal Funds Sold                                                                   29,940       22,650
 Trading Securities                                                                    3,433         --
 Securities Available for Sale                                                       139,771       88,193
 Securities Held to Maturity                                                         106,631       72,649
 Loans - Net of Unearned Discount and Allowance for Loan Losses                      133,855      110,850
 Bank Premises and Equipment                                                          12,538        6,978
 Other Assets                                                                         16,498        8,764
                                                                                    ========     ========
                                                                                    $470,160     $327,918
                                                                                    ========     ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

 DEPOSITS:
      Demand - Non-interest Bearing                                                 $ 66,346     $ 46,617
      NOW, Money Market, and Savings Accounts                                        151,605       97,871
      Time - $100,000 and over                                                        64,677       52,651
      Other Time                                                                     131,787       82,616
                                                                                    --------     --------
           TOTAL DEPOSITS                                                            414,415      279,755
      Accrued Interest Payable and Other Liabilities                                   2,001        1,259
      Other Debt                                                                       2,646        3,995
                                                                                    --------     --------
                          TOTAL LIABILITIES                                          419,062      285,009
                                                                                    --------     --------


 STOCKHOLDERS' EQUITY:
      Common Stock - $.001 par value; 100,000,000 shares authorized; 4,658,734
           shares in 1997 and 1996, issued and outstanding                                 5            5
      Surplus                                                                         16,341       16,341
      Retained Earnings                                                               32,796       25,321
      Net Unrealized Appreciation on Securities Available
           for sale, net of tax of  $1,008 in 1997 and $182 in 1996                    1,956        1,242
                                                                                    --------     --------
                          TOTAL STOCKHOLDERS' EQUITY                                  51,098       42,909
                                                                                    --------     --------
                                                                                    $470,160     $327,918
                                                                                    ========     ========


Notes to consolidated financial statements form an integral part of these statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            1997           1996            1995
                                                                         ----------     ----------      ----------
 INTEREST INCOME:
      Interest and Fees on Loans                                         $   13,029     $   10,623      $    9,928
      Interest on Investment Securities - Taxable                            12,667          9,144           7,907
      Interest on Investment Securities - Nontaxable                           --                1               2
      Interest on Federal Funds Sold                                          1,513          1,038           1,092
      Interest on Deposits in Banks                                             125             14              26
                                                                         ----------     ----------      ----------
           TOTAL INTEREST INCOME                                             27,334         20,820          18,955
 INTEREST EXPENSE:
      Interest on Deposits                                                   11,419          8,039           7,199
      Interest on Debt                                                          303             73             160
                                                                         ----------     ----------      ----------
           TOTAL INTEREST EXPENSE                                            11,722          8,112           7,359
                                                                         ----------     ----------      ----------
 NET INTEREST INCOME                                                         15,612         12,708          11,596
                                                                         ----------     ----------      ----------
      Provision (Credit) for Possible Loan Losses                                80             (5)           (855)
                                                                         ----------     ----------      ----------
           NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR
               POSSIBLE LOAN LOSSES                                          15,532         12,713          12,451
 NON-INTEREST INCOME:
      Service Charges and Fees                                                2,796          2,371           2,184
      Net Trading Account Profit                                                103           --              --
      Net Realized (Losses) Gains on Sales of Securities                      1,133             (6)             (1)
      Net Gains on Sales of Other Real Estate Owned and Other Assets             62            103             365
      Miscellaneous Income                                                      293            321             214
                                                                         ----------     ----------      ----------
           TOTAL NON-INTEREST INCOME                                          4,387          2,789           2,762
 NON-INTEREST EXPENSE:
      Salaries and Employee Benefits                                          6,239          4,848           4,420
      Occupancy and Equipment Expenses                                        1,917          1,544           1,198
      Other Operating Expenses                                                4,088          3,194           3,531
                                                                         ----------     ----------      ----------
           TOTAL NON-INTEREST EXPENSE                                        12,244          9,586           9,149
           INCOME BEFORE FEDERAL INCOME TAXES AND
              EXTRAORDINARY ITEM                                              7,675          5,916           6,064
 Federal Income Tax Expense                                                     200            206             159
                                                                         ----------     ----------      ----------
 INCOME BEFORE EXTRAORDINARY ITEM                                             7,475          5,710           5,905
 Gain Realized on Prepayment of Debt, net of tax of $4                         --             --               219
                                                                         ----------     ----------      ----------
           NET INCOME                                                    $    7,475     $    5,710      $    6,124
                                                                         ==========     ==========      ==========

 BASIC EARNINGS PER SHARE:
      Income before extraordinary item                                   $     1.60     $     1.23      $     1.33
      Extraordinary Item                                                       --             --              0.05
                                                                         ----------     ----------      ----------
 NET INCOME PER SHARE                                                    $     1.60     $     1.23      $     1.38
                                                                         ==========     ==========      ==========


Notes to consolidated financial statements form an integral part of these statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                   (DOLLARS AND NUMBER OF SHARES IN THOUSANDS)




                                                                    SERIES A CONVERTIBLE PREFERRED STOCK
                                                              ------------------------------------------------
                                                               NUMBER OF
                                                                SHARES             PAR              SURPLUS
                                                              ------------      ------------      ------------
 BALANCE AT JANUARY 1, 1995                                          2,193      $         22      $      2,171
 Net income
 Redemption of Preferred Stock                                      (1,270)              (13)           (1,257)
 Conversion of Preferred to Common                                    (923)               (9)             (914)
 Net change in unrealized appreciation on securities
    available for sale, net of tax  of $797                           --                --                --
                                                              ------------      ------------      ------------
 BALANCE AT DECEMBER 31, 1995                                         --                --                --
 Net income
 Conversion of Series B Preferred to Common                           --                --                --
 Exercise of Common Stock option                                      --                --                --
 Net change in unrealized appreciation on securities
    available for sale, net of tax of $183                            --                --                --
                                                              ------------      ------------      ------------
 BALANCE AT DECEMBER 31, 1996                                         --                --                --
 Net Income                                                           --                --                --
 Net change in unrealized appreciation on securities
    Available for sale, net of tax of $826                            --                --                --
                                                              ============      ============      ============
 BALANCE AT DECEMBER 31, 1997                                         --        $       --        $       --
                                                              ============      ============      ============


Notes to consolidated financial statements form an integral part of these statements.

                                                                    NET UNREALIZED
                                                                     APPRECIATION
                  COMMON STOCK                                      (DEPRECIATION)
-----------------------------------------------                      ON SECURITIES
  NUMBER OF                                           RETAINED        AVAILABLE
   SHARES              PAR           SURPLUS          EARNINGS         FOR SALE            TOTAL
------------     ------------      ------------     ------------     ------------      ------------
       4,414     $          4      $     14,537     $     13,487     $       (835)     $     29,386
                                                           6,124                              6,124
        --               --                 159             --               --              (1,111)
         116             --                 923             --               --                --

        --               --                --               --              1,578             1,578
------------     ------------      ------------     ------------     ------------      ------------
       4,530                4            15,619           19,611              743            35,977
        --               --                --              5,710             --               5,710

         128                1               714             --               --                 715
           1             --                   8             --               --                   8

        --               --                --               --                499               499
------------     ------------      ------------     ------------     ------------      ------------
       4,659                5            16,341           25,321            1,242            42,909
        --               --                --              7,475             --               7,475

        --               --                --                714              714
------------     ------------      ------------     ------------     ------------      ------------
       4,659     $          5      $     16,341     $     32,796     $      1,956      $     51,098
============     ============      ============     ============     ============      ============



Notes to consolidated financial statements form an integral part of these statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                          1997           1996           1995
                                                                       ---------      ---------      ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                            $   7,475      $   5,710      $   6,124
 Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                      1,159            944            613
        Deferred federal income taxes                                         46             61             38
        Provision (Restoration) of loan loss provision                        80             (5)          (855)
        Net realized loss (gain) on sales of securities                   (1,133)             6              1
        Gain on sale on other real estate owned and other assets             (62)          (103)          (365)
        Extraordinary gain on prepayment of debt (gross)                    --             --             (223)
        Increase in trading account                                       (3,433)          --             --
        Increase in accrued interest receivable                           (1,806)          (196)           (96)
        (Increase) decrease in prepaid expenses and other assets            (138)           (42)             1
        Increase (decrease) in accrued interest payable and other            764             39            126
        liabilities
        Write-down of other real estate owned                               --               18             72
                                                                       ---------      ---------      ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                        2,952          6,432          5,436
                                                                       ---------      ---------      ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease in federal funds sold                        (7,290)         2,320           (445)
     Net decrease (increase) in interest bearing deposits in banks           312            (40)            70
     Purchases of securities available for sale                          (98,351)       (44,009)       (16,872)
     Proceeds from maturities of securities available for sale            15,679         16,225          9,238
     Proceeds from sales of securities available for sale                 33,739         10,226          6,356
     Purchases of securities to be held to maturity                      (52,179)       (23,865)       (16,251)
     Proceeds from maturities of securities to be held to maturity        17,710         17,811         22,877
     Proceeds from sales of securities to be held to maturity                539           --             --
     Net increase in loans                                               (23,179)        (6,624)        (1,260)
     Capital expenditures                                                 (6,551)          (730)        (2,664)
     Capital expenditures on other real estate owned                        --             --                1
     Proceeds from sale of other real estate owned                           600            431            524
     Net (payments for) cash acquired from acquisitions                   (7,319)           (46)          --
                                                                       ---------      ---------      ---------
          NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES           (126,290)       (28,301)         1,574
                                                                       ---------      ---------      ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from principal advances on other debt                       12,319            140            175
     Principal payments on other debt                                    (13,668)          (150)        (4,044)
     Net increase (decrease) in demand deposits, NOW accounts,
        money market accounts, and savings accounts                       73,463         10,206         (4,933)
     Net increase in time deposits                                        61,197         14,263          7,816
     Exercise of Common Stock options                                       --                8           --
     Redemption of Series A Preferred Stock                                 --             --           (1,111)
                                                                       ---------      ---------      ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            133,311         24,467         (2,097)
                                                                       ---------      ---------      ---------
     Net increase in cash and due from banks                               9,973          2,598          4,913
     Cash and due from banks at beginning of year                         17,305         14,707          9,794
                                                                       =========      =========      =========
     Cash and due from banks at end of year                            $  27,278      $  17,305      $  14,707
                                                                       =========      =========      =========




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

     CONSOLIDATION

     The consolidated financial statements include the accounts of National Bancshares Corporation of Texas and its wholly-owned subsidiary, NBT of Delaware, Inc. (the Delaware Company) and the accounts of the Delaware Company's wholly-owned subsidiaries, NBC Bank, N.A. (Eagle Pass), NBC Bank Laredo, N.A. (Laredo), NBC Bank (Rockdale), NBC Bank-Central, N.A. (Luling), and NBC-Holdings-Texas, Inc., collectively referred to as the "Banks." Significant intercompany accounts and transactions have been eliminated in consolidation.

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

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     INTANGIBLE ASSETS

     The excess cost over fair value of net assets of businesses acquired (goodwill) is amortized on a straight-line basis over twenty-five years. Intangible assets are included in other assets. All such intangible assets are periodically evaluated as to the recoverability of their carrying value.

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

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     NET INCOME PER SHARE OF COMMON STOCK

     The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS No. 128) effective December 31, 1997. This Statement requires the computation and presentation of both "basic" and "diluted" earnings per share for all companies with complex capital structures.

     Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

     The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

         CARRYING AMOUNTS APPROXIMATE FAIR VALUES for cash and due from banks; interest bearing deposits in banks; federal funds sold; trading securities, securities available for sale; variable rate loans; accrued interest receivable and payable; demand deposits; NOW, money market, and savings accounts; and variable rate time deposits.

         QUOTED MARKET PRICES, where available, or if not available, based on quoted market prices of comparable instruments for securities to be held to maturity.

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         DISCOUNTED CASH FLOWS using interest rates currently being offered on instruments with similar terms and with similar credit quality, including fixed rate loans; fixed rate time deposits; and other debt.

         QUOTED FEES CURRENTLY BEING CHARGED for off-balance-sheet instruments, including letters of credit and loan commitments.

     RECLASSIFICATIONS

     Certain amounts have been reclassified from prior presentations at December 31, 1996 to conform to classifications at December 31, 1997. There is no effect on previously reported net income or retained earnings.

2.   ACQUISITIONS

     On September 30, 1996, the Company acquired Luling Bancshares, Inc., including its subsidiary, The First National Bank in Luling, in Luling, Texas. The transaction was accounted for as a purchase. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair value at the date of acquisition. Results of operations are included from the date of acquisition. The Company acquired approximately $26 million in total assets and assumed liabilities of approximately $24 million. The Company paid a premium of approximately $2 million over the book value of the net assets. The Company paid approximately $1.2 million in cash and executed short-term notes payable of $3.6 million due January 2, 1997 for the remainder of the purchase price.

     On July 18, 1997, the Company acquired three branches of Wells Fargo Bank in Giddings, Marble Falls and Taylor, Texas. The Company acquired approximately $103.4 million in deposits and $2.6 million in the owned branch facilities branch furniture, fixtures and certain equipment. The Company paid a purchase price of approximately $9.9 million for the acquisitions.

3.   INVESTMENT SECURITIES

     Investment securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of investment securities of the Company and their approximate fair values at December 31 were as follows: (Dollars in thousands)

                                                                DECEMBER 31, 1997
                                         ---------------------------------------------------------------
                                                            GROSS             GROSS
                                          AMORTIZED       UNREALIZED        UNREALIZED       APPROXIMATE
                                            COST             GAINS            LOSSES         FAIR VALUE
                                         ------------     ------------     ------------     ------------
 AVAILABLE-FOR-SALE SECURITIES:
   U.S. Treasury securities              $    133,545     $      2,543     $       --       $    136,088
   U.S. Government Agency securities              355                8             --                363
   Mortgage-backed securities                   1,229                9             --              1,238
   Debt and equity securities                   1,677              405             --              2,082
                                         ------------     ------------     ------------     ------------
             Total                       $    136,806     $      2,965     $       --       $    139,771
                                         ============     ============     ============     ============

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                               DECEMBER 31, 1997
                                         ----------------------------------------------------------------
                                                             GROSS           GROSS
                                          AMORTIZED        UNREALIZED      UNREALIZED         APPROXIMATE
                                            COST             GAINS           LOSSES           FAIR VALUE
                                         ------------     ------------     ------------      ------------
 HELD-TO-MATURITY SECURITIES:
   U.S. Treasury securities              $    103,932     $      1,646     $         (4)     $    105,574
   U.S. Government Agency securities            2,635               34             --               2,669
   Other securities                                64             --                 (8)               56
                                         ------------     ------------     ------------      ------------
             Total                       $    106,631     $      1,680     $        (12)     $    108,299
                                         ============     ============     ============      ============

                                                                 December 31, 1996
                                         ----------------------------------------------------------------
                                                             Gross            Gross
                                          Amortized        Unrealized       Unrealized       Approximate
                                            Cost             Gains            Losses          Fair Value
                                         ------------     ------------     ------------      ------------
 Available-for-Sale Securities:
   U.S. Treasury securities              $     80,199     $        645     $        198      $     80,646
   U.S. Government Agency securities              948               20             --                 968
   Mortgage-backed securities                   1,638               13             --               1,651
   Equity securities                            3,780              945             --               4,725
   Federal Reserve Bank stock                     203             --               --                 203
                                         ------------     ------------     ------------      ------------
             Total                       $     86,768     $      1,623     $        198      $     88,193
                                         ============     ============     ============      ============


                                                                December 31, 1996
                                         ----------------------------------------------------------------
                                                             Gross            Gross
                                          Amortized        Unrealized       Unrealized       Approximate
                                            Cost             Gains            Losses          Fair Value
                                         ------------     ------------     ------------      ------------
 Held-to-Maturity Securities:
   U.S. Treasury securities              $     69,201     $        756     $         58      $     69,899
   U.S. Government Agency Securities            3,184               25             --               3,209
   Other securities                               264                                10               254
                                         ------------     ------------     ------------      ------------
             Total                       $     72,649     $        781     $         68      $     73,362
                                         ============     ============     ============      ============

     During the year ended December 31, 1997, the Company did not transfer any securities between the held to maturity and available for sale categories.

     The unrealized gains and losses on investment securities held at December 31, 1997 and 1996 have been judged to be temporary market fluctuations with no material financial impact on the Company. Unrealized net holding gains on trading securities of $103,000 were included in earnings in 1997. ($0 in 1996 and 1995)

     Investment securities carried at approximately $36,167,000 and $35,634,000 at December 31, 1997 and 1996, respectively, were pledged to secure public funds.

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The scheduled maturities of securities to be held to maturity and securities available for sale at December 31, 1997 were as follows (Dollars in thousands):

                                                         DECEMBER 31, 1997
                                   ---------------------------------------------------------------
                                         HELD TO MATURITY                 AVAILABLE FOR SALE
                                   -----------------------------     -----------------------------
                                    AMORTIZED       APPROXIMATE       AMORTIZED       APPROXIMATE
                                      COST           FAIR VALUE          COST          FAIR VALUE
                                   ------------     ------------     ------------     ------------
 Due in one year or less           $     22,914     $     22,986     $     12,719     $     12,765
 Due in one year to five years           57,173           58,140           63,268           64,273
 Due from five to ten years              23,909           24,504           58,450           60,008
 Due after ten years                      2,635            2,669              108              115
                                   ------------     ------------     ------------     ------------
             Total                      106,631          108,299          134,545          137,161
                                   ------------     ------------     ------------     ------------
 Equity securities                         --               --                692            1,032
 Mortgage-backed securities                --               --              1,229            1,238
 Federal Reserve Bank stock                --               --                340              340
                                   ============     ============     ============     ============
                                   $    106,631     $    108,299     $    136,806     $    139,771
                                   ============     ============     ============     ============

     Gross realized gains and gross realized losses on sales of securities available for sale were $1,412,000 and $279,000, respectively, in 1997, $13,000 and $19,000, respectively, in 1996, and $1,200 and $2,000, respectively, in 1995.

4.   LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The components of loans in the consolidated balance sheets were as follows (Dollars in thousands):

                                               DECEMBER 31,
                                        ------------------------
                                          1997           1996
                                        ---------      ---------
 Commercial Loans                       $  17,347      $  20,303
 Real Estate - Construction                10,338          6,324
 Real Estate - Commercial                  35,929         25,766
 Real Estate - Residential                 45,823         39,790
 Agriculture Loans                          4,809          3,013
 Consumer Loans                            22,395         18,288
 Other Loans                                  755            676
                                        ---------      ---------
                                          137,396        114,160
 Unearned Discount                         (1,083)          (902)
                                        ---------      ---------
                                          136,313        113,258
 Allowance for Possible Loan Losses        (2,458)        (2,408)
                                        ---------      ---------
                                        $ 133,855      $ 110,850
                                        =========      =========

     Changes in the allowance for possible loan losses were as follows (Dollars in thousands):

                                                DECEMBER 31,
                                    ---------------------------------------
                                       1997           1996           1995
                                    ---------      ---------      ---------
 Balance at Beginning of Period     $   2,408      $   1,906      $   2,495
   Loan Loss Provision (Credit)            80             (5)          (855)
   Allowance on Acquired Loans           --              467           --
   Loans Charged Off                     (272)          (252)          (330)
   Recoveries                             242            291            596
                                    ---------      ---------      ---------
                                                   =========      =========
 Balance at End of Period           $   2,458      $   2,408      $   1,906
                                    =========      =========      =========

     The restoration of loan loss provision of $5,000 and $855,000 for the years ended December 31, 1996, and 1995,

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     respectively, resulted from significant collections of previously charged-off loans, and from improved performance and quality of the loan portfolio.

     Effective January 1, 1995, the Banks adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." Adoption of SFAS No. 114 and SFAS No. 118 was not material to the financial condition or results of operations of the Banks.

     As of December 31, 1997, 1996, and 1995, the Banks have impaired loans of $1,314,000, $1,195,000, and $1,177,000, respectively. The allowance for loan losses related to those loans was $117,000, $97,300, and $169,600 at December 31, 1997, 1996, and 1995, respectively. The average recorded investment in impaired loans during the year ended December 31, 1997, 1996, and 1995 was $1,254,000, $1,186,000, and $1,123,500, respectively. Interest income of approximately $287,000, $478,000, and $308,000 on impaired loans was recognized for cash payments received during the year ended December 31, 1997, 1996, and 1995, respectively.

     The Banks' nonperforming loans at December 31, 1997 consisted of $40,000 in accruing loans over 90 days past due and $1,314,000 in nonaccrual loans. The reduction in interest income associated with nonaccrual loans during the year ended December 31, 1997, 1996, and 1995 was approximately $151,000, $187,000, and $115,000, respectively.

5.   BANK PREMISES AND EQUIPMENT

     The components of bank premises and equipment included in the consolidated balance sheets were as follows (Dollars in thousands):

                                                 DECEMBER 31,
                                          -----------------------
                                             1997          1996
                                          ---------     ---------
 Land                                     $   3,517     $   1,157
 Buildings and Leasehold Improvements         8,694         5,894
 Equipment and Furniture                      5,859         4,540
                                          ---------     ---------
                                             18,070        11,591
  Less: Accumulated Depreciation              5,532         4,613
                                          ---------     ---------
                                          $  12,538     $   6,978
                                          =========     =========

     Depreciation expense totaled $919,000, $705,000, and $427,000 for the years ended December 31, 1997, 1996, and 1995, respectively. NBC-Eagle Pass has committed to spend approximately $4.5 million to build and equip a 30,000 square foot branch in San Antonio, Texas. The branch is expected to be completed during the fourth quarter of 1998.

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




6.   OTHER ASSETS

     Other assets include the following (Dollars in thousands):

                                                            DECEMBER 31,
                                                        1997            1996
                                                     ----------      ----------
 Accrued Interest Receivable                         $    4,757      $    2,951
 Deferred Tax Asset                                       1,751           2,645
 Other Real Estate Owned                                    271             715
 Goodwill                                                 9,180           2,052
 Other                                                      539             401
                                                     ----------      ----------
        Total                                        $   16,498      $    8,764
                                                     ==========      ==========

     Changes in the allowance for losses on other real estate owned are as follows (Dollars in thousands):

                                                                   DECEMBER 31,
                                                               1997           1996
                                                            ----------     ----------
 Balance at Beginning of Year                               $     --       $    3,891
   Provision for Losses on Other Real Estate Owned                --             --
   Disposition of Property                                        --           (3,891)
                                                            ==========     ==========
 Balance at End of Year                                     $     --       $     --
                                                            ==========     ==========

7.   DEPOSITS

     Included in total deposits are $94,477,000 and $83,677,000 of Mexican National deposits at December 31, 1997 and 1996, respectively.

     The aggregate amount of short-term jumbo certificates of deposit (CDs), each with a minimum denomination of $100,000, was approximately $65,763,000 and $50,481,000 at December 31, 1997 and 1996, respectively.

     At December 31, 1997, the scheduled maturities of CDs are as follows:

     Year ending December 31,
                              1998                                     $  183,884
                              1999                                          8,880
                              2000                                          2,852
                              2001                                            522
                                                                              326
                              2002 and thereafter
                                                                       ==========
                                                                       $  196,464
                                                                       ==========

8.   OTHER DEBT

     As a result of the Luling acquisition (see Note 2), the Company entered into short-term note payables with three individuals in the aggregate amount of $3,638,746. The notes bear interest rates of 5%. The maturity dates of the notes were January 2, 1997. These notes were paid in full on their due date with funds received from the Company's line of credit.

     In May 1994, Laredo borrowed $200,000 from the Federal Home Loan Bank of Dallas. This advance bears an interest rate of 7.49% and has a maturity date of June 1999. Principal and interest payments are due monthly in the approximate amount of $1,600 with the remaining balance due at maturity. The outstanding balance at December 31, 1997 and 1996

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     was approximately $182,000 and $188,000, respectively. In July 1995, $175,000 was advanced to Laredo from the Federal Home Loan Bank of Dallas. This note bears an interest rate of 6.393% and has a maturity date of August 2015. Principal and interest payments are due monthly in the approximate amount of $1,300 with the remaining balance due at maturity. The outstanding balance at December 31, 1997 and 1996 was approximately $164,000 and $169,000, respectively. Both of these loans are secured by a certain block of fixed rate mortgage loans carried by Laredo.

     On September 30, 1997, the Company executed a $4 million note with Texas Independent Bank in Dallas. The note bears a variable interest rate at New York prime (8.50% at December 31, 1997). Principal payments of $200,000 plus interest are due quarterly with the balance due at maturity. The note matures on September 30, 2000. The note is collateralized by the common stock of NBT of Delaware, Inc. and the stock of the subsidiary banks. The outstanding balance at December 31, 1997 was $2,300,000.

     Aggregate maturities at December 31, 1997 are as follows:

     Year ending December 31,
                              1998                                   $   811,016
                              1999                                       982,387
                              2000                                       705,888
                              2001                                         6,276
                              2002 and thereafter                        140,486
                                                                     -----------
                                                                     $ 2,646,053
                                                                     ===========

9.   COMMITMENTS AND CONTINGENT LIABILITIES

     The Company's consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are described in Note 18 as financial instruments with off-balance sheet risk.

     The Company and its wholly owned subsidiaries are defendants in legal actions arising from normal business activities. Management believes that those actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial position, results of operations, cash flows, or liquidity.

     The Company has a forty-two month sub-lease agreement for general corporate office space. The commencement date of the sub-lease was July 1, 1996. The Company also leases property which is used as a data processing center. The commencement date of this lease was October 1, 1995. The Company has also entered into a twelve month lease for a loan production office. The commencement date of the lease was July 1, 1997. The Company also has an indefinite lease with Laredo with monthly lease payments of $1,500. Gross rental expense for the year ended December 31, 1997, 1996, and 1995 was $108,458, $76,040, and $121,897, respectively.

     Future minimum lease payments at December 31, 1997 are as follows:

     Year ending December 31,
                               1998                               $  89,712
                               1999                                  42,000
                               2000                                  21,000
                                                                  ---------
                                                                  $ 152,712
                                                                  =========

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   EARNINGS PER SHARE

     In 1997, The Financial Standards Board issued Statement No. 128, "Earnings Per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

     Basic earnings per share is computed by dividing net income for the year by the weighted average number of shares outstanding.

     Diluted earnings per share is determined by dividing net income for the year by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options and use of proceeds to purchase treasury stock at the average market price for the period.

     The following provides a reconciliation of basic and diluted earnings per share (Dollars in thousands, except shares and per share amounts):


                                                               December 31,
                                            ---------------------------------------------------
                                                1997               1996               1995
                                            -------------      -------------      -------------
 Net income before extraordinary credit     $       7,475      $       5,710      $       5,905
 Weighted average shares outstanding
   Basic                                        4,658,734          4,639,955          4,443,436
   Diluted                                      4,749,200          4,696,521          4,785,132
 Earnings per share - Basic                 $        1.60      $        1.23      $        1.33
                                            =============      =============      =============
    Effect of diluted securities:
       stock options                        $       (0.03)     $       (0.01)     $       (0.01)
       Convertible preferred stock                                                        (0.09)
                                            -------------      -------------      -------------
 Earnings per share - Diluted               $        1.57      $        1.22      $        1.23
                                            =============      =============      =============


11. CONVERTIBLE PREFERRED STOCK

     The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $.01 per share. During 1992, the Company issued a series of 2,604,153 shares of preferred stock, designated as Series A Convertible Preferred Stock.

     On March 31, 1994, 401,595 shares represented by senior debentures not surrendered to the Company by the holders for conversion into Series A Convertible Preferred Stock reverted to the Company pursuant to a motion granted by the United States Bankruptcy Court of Western District of Texas, San Antonio Division.

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

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  BOOK VALUE PER SHARE

     Book value per share has been calculated as follows:

                                                                      Common
                                                                      Stock
                                                                    -----------
 DECEMBER 31, 1997:
 Par                                                                $     4,659
 Ascribed Surplus                                                    16,340,541
 Retained Earnings                                                   32,796,138
 Net Unrealized Appreciation on Securities Available for Sale         1,956,810
                                                                    -----------
                                                                     51,098,148
 Number of Shares Outstanding                                        /4,658,734
                                                                    -----------
                                                                    $     10.97
                                                                    ===========
 DECEMBER 31, 1996:
 Par                                                                $     4,659
 Ascribed Surplus                                                    16,340,541
 Retained Earnings                                                   25,320,787
 Net Unrealized Appreciation on Securities Available for Sale         1,243,018
                                                                    -----------
                                                                     42,909,005
 Number of Shares Outstanding                                        /4,658,734
                                                                    -----------
                                                                    $      9.21
                                                                    ===========

13.  EMPLOYEE BENEFITS

     The Company has a defined contribution plan for the benefit of substantially all employees. The plan includes a 401(k) retirement plan feature. Employees are allowed to make contributions to the plan. Each subsidiary Bank's contribution to the plan is determined annually by that Bank's Board of Directors. Plan expense for the years ended December 31, 1997, 1996 and 1995 totaled $104,873, $49,515, and $63,778, respectively.

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

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     In 1997, options representing 50,000 shares were granted to certain officers and directors of the Company at an option price of $13.25 per share.

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

     At December 31, 1997, there were 14,100 shares as to which options could be granted in the future under the 1995 Plan.

     Following is a summary of changes in the number of shares of Common Stock represented by options granted:

                                                                              Number of
                                                                               Shares
                                                                            ------------
 Options outstanding as of December 31, 1994                                      29,000
 Options granted under the 1995 Plan (exercisable at $6.25 per share)            103,000
                                                                                 -------
 Options outstanding as of December 31, 1995                                     132,000
                                                                                 -------
 Options granted under the 1995 Plan (exercisable at $11.25 and $11.00)           19,700
 Options exercised in 1996                                                        (1,200)
 Options reacquired                                                               (1,800)
                                                                                 -------
 Options outstanding as of December 31, 1996                                     148,700
 Options granted under the 1995 Plan (exercisable @ $13.25)                       50,000
                                                                                 -------
                                                                                 198,700
                                                                                 =======

     Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," however, the Company will continue to account for stock-based compensation using APB Opinion No. 25 for both stock option plans and, accordingly, no compensation cost will be recognized for stock options in the consolidated financial statements. In determining compensation cost based on the fair value method at the date of grant for stock options under SFAS No. 123, the Company's net income and net income per share would have been reduced by less than 1% for 1997, 1996, and 1995.

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.   OTHER OPERATING EXPENSES

     Other operating expenses include the following (Dollars in thousands):

                                                       DECEMBER 31,
                                          ----------------------------------------
                                            1997           1996           1995
                                          ----------     ----------     ----------
 Data processing expenses                 $      247     $      418     $      648
 FDIC insurance                                   34              6            257
 Insurance                                       101            109            122
 Office supplies                                 572            375            295
 Postage and courier                             601            379            333
 Professional fees                               784            689            833
 Goodwill amortization                           191             35           --
 Miscellaneous                                 1,558          1,183          1,043
                                          ----------     ----------     ----------
      Total                               $    4,088     $    3,194     $    3,531
                                          ==========     ==========     ==========

16.  FEDERAL INCOME TAX

     The provision for federal income tax consisted of the following (Dollars in thousands):

                                                YEARS ENDED DECEMBER 31,
                                       ----------------------------------------
                                          1997           1996           1995
                                       ----------     ----------     ----------
 Currently Paid or Payable             $      154     $      145     $      121
 Deferred Expense                              46             61             38
                                       ----------     ----------     ----------
                                       $      200     $      206     $      159
                                       ==========     ==========     ==========

     The provision for federal income tax is less than that computed by applying the federal statutory rate of 34% as indicated in the following analysis (Dollars in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                           1997            1996            1995
                                                        ----------      ----------      ----------
 Tax Based on Statutory Rate                            $    2,610      $    2,011      $    2,062
 Effect of Tax-exempt Income                                   (26)            (33)            (28)
 Interest and Other Nondeductible Expenses                       8               7              98
 Decrease in Deferred Tax Asset Valuation Allowance         (2,611)         (1,949)         (2,082)
 Alternative Minimum Tax                                       156             132             125
 Goodwill                                                       24              12            --
 Other - Net                                                    39              26             (16)
                                                        ----------      ----------      ----------
                                                        $      200      $      206      $      159
                                                        ==========      ==========      ==========

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The components of the deferred income tax asset included in other assets were as follows (Dollars in thousands):

                                                                        YEARS ENDED DECEMBER 31,
                                                                       --------------------------
                                                                          1997            1996
                                                                       ----------      ----------
 Deferred Tax Assets Related to:
      Net Operating Loss Carryforward                                  $   33,788      $   36,478
      Other Real Estate Owned                                                  78              71
      Allowance for Loan Losses                                                89               1
      Securities Valuation Reserve                                             64              72
      Non-accrual Loan Interest                                               135              69
      Other                                                                    74              76
                                                                       ----------      ----------
                                                                           34,228          36,767
      Less Valuation Allowance                                             30,792          33,403
                                                                       ----------      ----------
           Total Deferred Tax Assets                                        3,436           3,364
                                                                       ----------      ----------

 Deferred Tax Liabilities Related to:
      Allowance for Loan Losses                                              (189)           (122)
      Depreciation                                                           (203)           (121)
      Bond Accretion                                                         (225)            (83)
      Other                                                                   (60)           (210)
      Net Unrealized Appreciation on Securities Available for Sale         (1,008)           (183)
                                                                       ----------      ----------
           Total Deferred Tax Liabilities                                  (1,685)           (719)
                                                                       ----------      ----------
                Net Deferred Tax Asset                                 $    1,751      $    2,645
                                                                       ==========      ==========

     For federal income tax purposes, the Company had approximately $103 million in net operating loss carryforwards as of December 31, 1997 which will be available to reduce income tax liabilities in future years. If unused, approximately $99 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

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

     During the year ended December 31, 1997 and 1996, the deferred tax asset valuation allowance was reduced by $2,611,000 and $1,949,000, respectively, to adjust the recorded net deferred tax asset to an amount considered more likely than not to be realized. The deferred tax asset net of the valuation allowance and recorded on the books of the Company was $1,751,000 at December 31, 1997. Realization of this asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Realization could also be affected by a significant ownership change of the Company over a period of three years as prescribed by income tax law. Although realization of the net deferred tax asset is not assured because of these uncertainties, management believes it is more likely than not that all of the recorded deferred tax asset will be realized.

17.  RELATED PARTY TRANSACTIONS

     The Banks have entered into transactions with their directors, executive officers, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     amount of loans to such related parties at December 31, 1997 and 1996 was $4,203,000 and $3,702,000. During the year ended December 31, 1997 and 1996, new loans to such related parties amounted to $1,405,000 and $1,580,000 and repayments amounted to $904,000 and $2,725,000. No outside directors of the Company have any outstanding loans.

     During 1997, the Company utilized a stock brokerage firm, which is 100% owned by the Company's Chairman, to execute certain transactions on its behalf. The Company uses an unrelated company to act as custodian and clearing firm for its investment assets. Net revenues earned by the brokerage firm related to investment transactions by the Company in 1997 totaled $1,579 on purchase and sale transactions of $6,137,000.

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

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties.

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

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The estimated fair values of the Company's financial instruments were as follows:

                                                      DECEMBER 31, 1997                 DECEMBER 31, 1996
                                                 -----------------------------     -----------------------------
                                                                       (Dollars in Thousands)
                                                   CARRYING          FAIR            Carrying           Fair
                                                    AMOUNT           VALUE            Amount            Value
                                                 ------------     ------------     ------------     ------------
       Financial Assets:
          Cash and Due from Banks                $     27,278     $     27,278     $     17,305     $     17,305
          Interest Bearing Deposits in Banks              216              216              529              529
          Federal Funds Sold                           29,940           29,940           22,650           22,650
          Trading Securities                            3,433            3,433             --               --
          Securities Available for Sale               139,771          139,771           88,193           88,193
          Securities Held to Maturity                 106,631          108,299           73,362           73,362
          Loans - net                                 133,855          132,924          110,850          111,114
          Accrued Interest Receivable                   4,757            4,757            2,951            2,951

       Financial Liabilities:
          Demand Deposits                              66,346           66,346           46,617           46,617
          NOW, Money Market, and
              Savings Accounts                        151,605          151,605           97,871           97,871
          Time Deposits                               196,464          196,956          135,267          136,032
          Accrued Interest Payable                      1,291            1,291              865              865
          Other Debt                                    2,646            2,646            3,995            3,995

     The fair value of off-balance sheet assets and liabilities is not considered significant.

     A summary of the notional amounts of the Bank's financial instruments with off-balance sheet risk at December 31, 1997 is as follows:

                                                                            Notional Amount
                                                                          -------------------
      Commitments to Extend Credit                                          $ 14,376,000
      Standby Letters of Credit                                                1,427,000

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

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19.  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information is as follows:

                                                                                YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------------------------
                                                                      1997               1996                1995
                                                                 ------------------------------------------------------
                                                                                (Dollars in Thousands)
      Cash paid:
         Interest                                                        $11,206             $7,988             $7,267
         Income taxes                                                        128                126                166
      Non-cash items:
         Loans originated to facilitate the sale of foreclosed assets        155                130                416
         Loan foreclosures                                                    94                 66                385

20.  CONCENTRATIONS OF CREDIT

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

21.  REGULATORY MATTERS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company and its subsidiary banks meet all capital adequacy requirements to which it is subject.

     As of December 31, 1997, the most recent notification from the Banking regulators categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and its subsidiary banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' categories.

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company and its subsidiary banks actual capital amounts and ratios are also presented in the table.

                                                                                                    TO BE WELL CAPITALIZED
                                                                              FOR CAPITAL           UNDER PROMPT CORRECTIVE
      AS OF DECEMBER 31, 1997:                       ACTUAL                ADEQUACY PURPOSES          ACTION PROVISIONS
                                            -------------------------  -------------------------- --------------------------
                                              AMOUNT        RATIO        AMOUNT         RATIO        AMOUNT        RATIO
                                            ------------  -----------  ------------  ------------  ------------ ------------
      Total Capital to Risk Weighted Assets:
        CONSOLIDATED                            $41,767        29.02%      $11,513         >8.00%     $14,391        >10.00%
                                                                                           -                         -
        Eagle Pass                               16,478        23.47         5,617         >8.00        7,021        >10.00
                                                                                           -                         -
        Laredo                                    8,166        15.78         4,140         >8.00        5,174        >10.00
                                                                                           -                         -
        Rockdale                                  6,178        28.92         1,709         >8.00        2,136        >10.00
                                                                                           -                         -
        Luling                                    3,550        22.84         1,243         >8.00        1,554        >10.00
                                                                                           -                         -
      Tier 1 Capital to Risk Weighted Assets:
        CONSOLIDATED                            $39,960        27.77%       $5,757         >4.00%      $8,635         >6.00%
                                                                                           -                          -
        Eagle Pass                               15,554        22.15         2,809         >4.00        4,213         >6.00
                                                                                           -                          -
        Laredo                                    7,622        14.73         2,070         >4.00        3,105         >6.00
                                                                                           -                          -
        Rockdale                                  5,911        27.67           855         >4.00        1,282         >6.00
                                                                                           -                          -
        Luling                                    3,352        21.57           622         >4.00          933         >6.00
                                                                                           -                          -
      Tier 1 Capital to Average Assets:
        CONSOLIDATED                            $39,960         9.13%      $17,509         >4.00%     $21,886         >5.00%
                                                                                           -                          -
        Eagle Pass                               15,554         6.69         9,307         >4.00       11,634         >5.00
                                                                                           -                          -
        Laredo                                    7,622        11.02         2,767         >4.00        3,459         >5.00
                                                                                           -                          -
        Rockdale                                  5,911         5.32         4,443         >4.00        5,554         >5.00
                                                                                           -                          -
        Luling                                    3,352        12.46         1,076         >4.00        1,345         >5.00
                                                                                           -                          -

                                                                                                    TO BE WELL CAPITALIZED
                                                                              FOR CAPITAL           UNDER PROMPT CORRECTIVE
      AS OF DECEMBER 31, 1996:                       ACTUAL                ADEQUACY PURPOSES          ACTION PROVISIONS
                                            -------------------------  -------------------------- --------------------------
                                              AMOUNT        RATIO        AMOUNT         RATIO       AMOUNT         RATIO
                                            ------------ ------------  ------------  ------------ ------------  ------------
      Total Capital to Risk Weighted Assets:
        CONSOLIDATED                            $41,100        34.84%       $9,439         >8.00%     $11,799        >10.00%
                                                                                           -                         -
        Eagle Pass                               17,305        34.60         4,001         >8.00        5,000        >10.00
                                                                                           -                         -
        Laredo                                    7,645        19.67         3,110         >8.00        3,887        >10.00
                                                                                           -                         -
        Rockdale                                  7,247        46.14         1,257         >8.00        1,571        >10.00
                                                                                           -                         -
        Luling                                    3,108        18.35         1,355         >8.00        1,693        >10.00
                                                                                           -                         -
      Tier 1 Capital to Risk Weighted Assets:
        CONSOLIDATED                            $39,614        33.58%       $4,719         >4.00%      $7,079         >6.00%
                                                                                           -                          -
        Eagle Pass                               16,674        33.34         2,000         >4.00        3,001         >6.00
                                                                                           -                          -
        Laredo                                    7,159        18.42         1,555         >4.00        2,332         >6.00
                                                                                           -                          -
        Rockdale                                  7,051        44.89           628         >4.00          942         >6.00
                                                                                           -                          -
        Luling                                    2,896        17.10           677         >4.00        1,016         >6.00
                                                                                           -                          -
      Tier 1 Capital to Average Assets:
        CONSOLIDATED                            $39,614        13.67%      $11,588         >4.00%     $14,486         >5.00%
                                                                                           -                          -
        Eagle Pass                               16,674        10.27         6,496         >4.00        8,120         >5.00
                                                                                           -                          -
        Laredo                                    7,159        11.63         2,462         >4.00        3,078         >5.00
                                                                                           -                          -
        Rockdale                                  7,051        13.32         2,118         >4.00        2,647         >5.00
                                                                                           -                          -
        Luling                                    2,896        11.25         1,030         >4.00        1,288         >5.00
                                                                                           -                          -

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


22.  PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

     Condensed balance sheet information of National Bancshares Corporation of Texas (The Parent Company) at December 31, 1997 and 1996, and the related statements of income and cash flows for the years then ended are as follows:

                    NATIONAL BANCSHARES CORPORATION OF TEXAS
                              (PARENT COMPANY ONLY)
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)


                                     ASSETS


                                                                     1997           1996
                                                                  ----------     ----------
 Cash                                                             $      616     $    1,467
 Interest Bearing Deposits in Banks                                     --               32
 Investment in Subsidiaries                                           49,025         41,390
 Fixed Assets - net                                                       58             36
 Other Real Estate Owned                                                --             --
 Federal Tax Benefits Due                                                679            599
 Deferred Tax Asset                                                    2,995          3,074
 Other Assets                                                            112            136
                                                                  ----------     ----------
                                                                  $   53,485     $   46,734
                                                                  ==========     ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts Payable                                                 $       13     $      104
 Notes Payable - net                                                   2,300          3,639
 Accrued Interest Payable and Other Liabilities                           74             82
                                                                  ----------     ----------
                Total Liabilities                                      2,387          3,825
                                                                  ----------     ----------
 Common Stock                                                              5              5
 Surplus - Common Stock                                               16,341         16,341
 Retained Earnings                                                    32,796         25,321
 Net Unrealized Appreciation on Securities Available
      for Sale, net of tax of $1,008 in 1997 and $182 in 1996          1,956          1,242
                                                                  ----------     ----------
                Total Stockholders' Equity                            51,098         42,909
                                                                  ----------     ----------
                                                                  $   53,485     $   46,734
                                                                  ==========     ==========

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                    NATIONAL BANCSHARES CORPORATION OF TEXAS
                              (PARENT COMPANY ONLY)
                              STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           1997           1996           1995
                                                                        ----------     ----------     ----------
 Income:
      Dividends from Subsidiaries                                       $    1,535     $    2,697            $--
      Undistributed Earnings of Subsidiaries                                 4,245          1,543          4,613
      Other Income                                                              40            352             90
      Net Realized Gains on Sales of Securities                               --               11              1
      Gain on Sale of Other Real Estate Owned                                 --               17           --
      Interest on Deposits in Banks                                           --               14             18
      Interest and Dividends on Investment Securities                         --               47            154
                                                                        ----------     ----------     ----------
                                                                             5,820          4,681          4,876
                                                                        ----------     ----------     ----------
 Expenses:
      Salaries and Employee Benefits                                           498            404            349
      Occupancy and Equipment Expenses                                          91            217            131
      Interest Expense                                                         275             47            141
      Other Operating Expenses                                                 325            298            547
                                                                        ----------     ----------     ----------
                                                                             1,189            966          1,168
                                                                        ----------     ----------     ----------
           Income Before Federal Income Tax and  Extraordinary Item          4,631          3,715          3,708

 Federal Income Tax Benefit                                                  2,844          1,995          2,197
                                                                        ----------     ----------     ----------

           Income Before Extraordinary Item                                  7,475          5,710          5,905
                                                                        ----------     ----------     ----------

 Extraordinary Item - Gain on Extinguishment of Debt,
      Net of income tax of $4                                                 --             --              219
                                                                        ----------     ----------     ----------
           Net Income                                                   $    7,475     $    5,710     $    6,124
                                                                        ==========     ==========     ==========

 Basic Earnings Per Share:
      Income Before Extraordinary Item                                  $     1.60     $     1.23     $     1.33
      Extraordinary Item                                                      --             --             0.05
                                                                        ----------     ----------     ----------
           Net Income                                                   $     1.60     $     1.23     $     1.38
                                                                        ==========     ==========     ==========

                 NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                              (PARENT COMPANY ONLY)
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                               1997            1996            1995
                                                                            ----------      ----------      ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                 $    7,475      $    5,710      $    6,124
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Equity in earnings of subsidiaries                                          (5,780)         (4,240)         (4,613)
    Dividends received                                                           1,535           2,697            --
    Depreciation and amortization                                                   16             109             (33)
    Net realized gains on securities available for sale                           --               (11)             (1)
    Direct write-downs of other real estate owned                                 --              --                50
    Gain on sale of other real estate owned and other assets                      --               (17)           --
    Extraordinary gain on prepayment of debt (gross)                              --              --              (223)
    (Increase) decrease in accrued interest receivable and other assets              3            (307)           (390)
    Increase (decrease) in accrued interest payable and other
      liabilities                                                                 (255)             99            (107)
                                                                            ----------      ----------      ----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                 2,994           4,040             807
                                                                            ----------      ----------      ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease (increase) in interest bearing accounts                             32             283             (36)
   Purchases of securities available for sale                                     --            (3,657)         (6,425)
   Proceeds from sales of securities available for sale                           --             1,042           2,377
   Proceeds from maturities of securities available for sale                      --                74           3,334
   Proceeds from maturities of securities to be held to maturity                  --              --             5,566
   Capital expenditures                                                            (38)           (188)           (608)
   Proceeds from sale of other real estate owned                                  --               266            --
   Net payments for investment in subsidiary                                      --            (1,209)           --
                                                                            ----------      ----------      ----------
       NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                          (6)         (3,389)          4,208
                                                                            ----------      ----------      ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from advances on debt                                                5,500             140            --
   Principal payments on other debt                                             (6,839)           (140)         (4,037)
   Exercise of Common Stock options                                               --                 8            --
   Capital injection to subsidiary                                              (2,500)           --              --
   Redemption of Series A Preferred Stock                                         --              --            (1,111)
                                                                            ----------      ----------      ----------
       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      (3,839)              8          (5,148)
                                                                            ----------      ----------      ----------
   Net increase (decrease) in cash and due from banks                             (851)            659             133
   Cash and due from banks at beginning of year                                  1,467             808             941
                                                                            ----------      ----------      ----------
   Cash and due from banks at end of year                                   $      616      $    1,467      $      808
                                                                            ==========      ==========      ==========

ITEM 9. CHANGES OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item with respect to directors of the Company as well as executive officers who are also directors of the Company is incorporated by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be held May 29, 1998.

         Information required by this Item with respect to executive officers of the Company who are not also directors of the Company is set forth below.

ANNE R. RENFROE, age 33, has been the Chief Financial Officer of the Company since May 1995. Formerly, Ms. Renfroe was Vice-President and Controller of Texas Independent Bank, Dallas, Texas from December 1992 to January 1995. In addition, from August 1989 to December 1992 Ms. Renfroe was an audit supervisor with Fisk Robinson, P.C., Dallas, Texas. From 1986 to 1989, Ms. Renfroe was assistant controller for NorthPark National Bank in Dallas, Texas. Ms. Renfroe is a certified public accountant.

MORRIS D. WEISS, age 38, has been Senior Vice President and General Counsel for the Company since April 1997 with responsibilities for overseeing and managing the legal affairs of the Company. Prior to joining the Company, Mr. Weiss was a partner with the law firm of Weil, Gotshal & Manges, LLP from January 1994 until April 1997 in the Business Finance and Restructuring Department, and had been an associate as such firm since October 1985. In addition, Mr. Weiss has been General Counsel of Equibond, Inc., a stock brokerage firm, and Senior Vice President and General Counsel of NBI, Inc., since April 1997.


         The Company also employs nine significant employees who are not directors or executive officers of the Company but who make or are expected to make significant contributions to the business of the Company. The following sets forth biographical information of the persons:

FRANK D. BARROW, age 53, has been Chairman of the Board and President of NBC-Rockdale since 1986.

N. VICTOR FELAN, age 40, has been Senior Vice President of NBC-Eagle Pass since April 1996. Mr. Felan oversees the San Antonio loan production office. Formerly, Mr. Felan was Vice President of First Commercial Bank, Sequin, Texas from January 1994 until April 1996. In addition, Mr. Felan was Senior Vice President of International Bank of Commerce, Laredo, Texas from 1986 to 1994.

MARIO J. GONZALEZ, age 34, has been Executive Vice President of NBC-Laredo since April 1993. Formerly, Mr. Gonzalez was a National Bank Examiner with the OCC, from October 1986 until April 1993.

WILLIAM D. HALES, age 51, has been President of FNB-Luling since March 1988.

JEFFREY J. HASSMANN, age 36, has been Executive Vice President of NBC-Eagle Pass and President of NBC Marble Falls since July 1997. Mr. Hassmann was Senior Vice President of NBC-Eagle Pass since July 1996. Formerly, Mr. Hassmann was City President of the Giddings bank and branch manager of the Bee Caves branch of The Bank of the West in Austin, Texas from 1990 to 1996. From 1987 to 1990, Mr. Hassmann was Vice President of lending at The Capital National Bank in Austin.

R. SAMUEL JUVE, age 45, has been President of NBC-Eagle Pass since January 1997. Formerly, Mr. Juve has been Executive Vice President of NBC-Eagle Pass, since April 1993 and Senior Vice President of NBC-Eagle Pass from February 1990 until March 1993.

DWAYNE J. KOLLY, age 45, has been Senior Vice President and Cashier for NBC-Laredo since October 1993. Formerly, Mr. Kolly was Vice President and Cashier of First National Bank, Uvalde, Texas, from 1986 to 1993.

THOMAS MCMORRIS, age 57, has been Executive Vice President of NBC-Eagle Pass and President of NBC-San Antonio since February 1998. Formerly, Mr. McMorris was Senior Vice President/Community Investment Group of NationsBank of Texas, San Antonio from 1990 to 1998.


GEORGE W. SCHUH, age 51, has been Executive Vice President, Cashier and Secretary of NBC-Eagle Pass since March 1994. Formerly, Mr. Schuh was Senior Vice President, Cashier and Secretary of NBC-Eagle Pass from June 1992 to March 1994. In addition, from August 1991 to June 1992, Mr. Schuh was Senior Vice President & Cashier for The Bank of the West, Austin, Texas.


ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this Item is incorporated by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be held May 29, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item is incorporated by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be held May 29, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is incorporated by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be held May 29, 1998.

                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION OF DOCUMENT
2.1      Third Amended Joint Plan of Reorganization, as approved by U.S. Bankruptcy Court,
         effective May 26, 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    *

3.1      Restated Articles of Incorporation and Statement of Relative Rights and Preferences
         of Preferred Stock, filed December 29, 1994  . . . . . . . . . . . . . . . . . . . . .   **

3.2      Bylaws of the Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .    *

10.1     Employment Agreement between the Company and Jay H. Lustig, dated October 1, 1992. . .    *

10.2     Employment Agreement between the Company
         and Marvin E. Melson dated July 26, 1994 . . . . . . . . . . . . . . . . . . . . . . .   **

10.3     1994 Non-Qualified Stock Option Plan, adopted March 30, 1994 . . . . . . . . . . . . .    *

10.4     FDIC Note I, dated May 11, 1992 and related Deeds of Trust . . . . . . . . . . . . . .    *

10.5     FDIC Note II, dated May 11, 1992
         (related Deeds of Trust under Exhibit 10.4) . . . . . . . . . . . . . . . . . . . . .      *

10.6     Stock Pledge Agreement between the Company and the FDIC, dated May 11, 1992 . . . . .      *

10.7     Office Lease for 100 Wilshire Boulevard, Santa Monica, CA . . . . . . . . . . . . . .     **

10.8     Sublease for 100 Wilshire Boulevard . . . . . . . . . . . . . . . . . . . . . . . . .    ***

10.9     Form of Stock Subscription Agreement for 1994 Private Placement . . . . . . . . . . .    ***

10.10    1995 Stock Option Plan. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    ***

10.11    Form of Outside Director's Stock Option Agreement for 1995 Stock Option Plan . . . . .   ***

10.12    Form of Non-Qualified Stock Option Agreement for 1995 Stock Option Plan. . . . . . . .   ***

11.1     Computation of Earnings Per Share. . . . . . . . . . . . . . . . . . . . . . . . . . .

21.1     Subsidiaries of the Company. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     *

99.1     First Amended Disclosure Statement with Respect to the Second Amended
         Joint Plan of Reorganization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    **

*        Previously filed on November 14, 1994, with the Company's Form 10-SB.

** Previously filed on March 2, 1995, with the Company's Amendment No. 1 to Form 10-SB.

*** Previously filed on June 19, 1995, with the Company's Form SB-2, File no. 33-93638.

B.    REPORTS ON FORM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of the period covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, National Bancshares Corporation of Texas has duly caused this report to be signed on its behalf by the undersigned, this 26th day of March, 1998, thereunto duly authorized.

                                 NATIONAL BANCSHARES CORPORATION OF TEXAS



                                 By:  /s/ Anne R. Renfroe
                                    -------------------------------------
                                    Anne R. Renfroe
                                    Chief Financial Officer and Chief
                                    Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                SIGNATURE                  TITLE                             DATE

/s/ Jay H. Lustig                  Chairman of the Board              March 26, 1998
--------------------------------
Jay H. Lustig


/s/ Marvin E. Melson               Director, President                March 26, 1998
--------------------------------   Chief Executive Officer
Marvin E. Melson


 /s/ H. Gary Blankenship           Director                           March 26, 1998
--------------------------------
H. Gary Blankenship


/s/ John W. Lettunich              Director                           March 26, 1998
--------------------------------
John W. Lettunich


/s/ Charles T. Meeks               Director                           March 26, 1998
--------------------------------
Charles T. Meeks