Form 10-Q
period 1998-03-31
NATIONAL BANCSHARES CORP OF TEXAS
filed 1998-05-14
CIK 69834

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

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


         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,661,234 shares of Common Stock, $.001 par value, outstanding as of May 8, 1998.


================================================================================

Part I.  Financial Information
Item 1.  Financial Statements

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                MARCH 31,      DECEMBER 31,
                                                                                  1998            1997
                                                                               -----------     -----------
ASSETS:
Cash and due from banks                                                        $    22,109     $    27,278
Interest-bearing accounts                                                              234             216
Federal funds sold                                                                  21,484          29,940
Trading securities                                                                   7,120           3,433
Investment securities available for sale                                           142,485         139,771
Investment securities held to maturity                                             106,577         106,631
Loans, net of discounts                                                            149,463         136,313
Allowance for possible loan losses                                                  (2,512)         (2,458)
Bank premises and equipment, net                                                    14,028          12,538
Other assets                                                                        15,949          16,498
                                                                               -----------     -----------
      Total Assets                                                             $   476,937     $   470,160
                                                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
  Demand deposits, non-interest bearing                                        $    61,731     $    66,346
  Interest-bearing transaction accounts (NOW)                                       61,169          62,633
  Savings and money market accounts                                                 90,903          88,972
  Certificates and time deposits under $100,000                                    129,282         131,787
  Certificates and time deposits $100,000 and over                                  73,145          64,677
                                                                               -----------     -----------
      Total Deposits                                                               416,230         414,415
                                                                               -----------     -----------
Accrued interest, taxes and other liabilities                                        2,227           2,001
Obligations under short sale transactions                                            2,078              --
Long term notes payable                                                              1,643           2,646
                                                                               -----------     -----------
       Total Liabilities                                                           422,178         419,062
Stockholders' Equity:
  Common Stock, $.001 par value, 100,000,000 shares authorized,
    Issued and outstanding: 4,661,234 at March 31, 1998 and 4,658,734
    at December 31, 1997                                                                 5               5
  Surplus - Common Stock                                                            16,355          16,341

  Retained earnings                                                                 36,057          32,796
  Unrealized gain on securities available for sale, net of tax                       2,476           1,956
                                                                               -----------     -----------
                                                                                    54,893          51,098
                                                                               -----------     -----------
   Less:  Treasury Stock, at cost (6,300 shares)                                      (134)             --
                                                                               -----------     -----------
       Total Stockholders' Equity                                                   54,759          51,098
                                                                               -----------     -----------
       Total Liabilities and Stockholders' Equity                              $   476,937     $   470,160
                                                                               ===========     ===========


See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, except per share amounts)
                                   (Unaudited)


                                                                             THREE MONTHS ENDED
                                                                      MARCH 31, 1998     MARCH 31, 1997
                                                                      --------------     --------------
Interest Income:
  Interest and fees on loans                                          $        3,722     $        2,947
  Interest on investment securities                                            3,830              2,498
  Interest on federal funds sold                                                 360                322
  Interest on deposits in banks                                                    4                  7
                                                                      --------------     --------------
      Total interest income                                                    7,916              5,774

Interest Expense:
  Interest on deposits                                                         3,547              2,301
  Interest on debt                                                                67                 71
                                                                      --------------     --------------
      Total interest expense                                                   3,614              2,372

Net Interest Income                                                            4,302              3,402
Less: Provision for possible loan losses                                          20                 25
                                                                      --------------     --------------
Net Interest Income after Provision for Possible Loan Losses                   4,282              3,377

Non-interest income:
  Service charges and fees                                                       794                630
  Net trading account profit                                                   1,313                 --
  Net realized gains on sales of securities                                      526              1,091
  Net gains on sales of other real estate and assets                              --                  7
  Miscellaneous income                                                            73                126
                                                                      --------------     --------------
      Total non-interest income                                                2,706              1,854

Non-interest expense:
  Salaries and employee benefits                                               1,832              1,368
  Occupancy and equipment expenses                                               570                418
  Other expenses                                                               1,265                767
                                                                      --------------     --------------
      Total non-interest expense                                               3,667              2,553

Income before federal income taxes                                             3,321              2,678
Federal income tax expense                                                        60                 61
                                                                      --------------     --------------
Net income                                                            $        3,261     $        2,617
                                                                      ==============     ==============


Basic Earnings per Share                                                         .70     $          .56
                                                                      ==============     ==============


See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                           UNREALIZED
                                               COMMON STOCK (A)                                            GAIN (LOSS)
                                    --------------------------------------                                ON AVAILABLE
                                     NUMBER                                    RETAINED     TREASURY        FOR SALE
                                    OF SHARES      PAR VALUE      SURPLUS      EARNINGS      STOCK        SECURITIES(B)      TOTAL
                                    ---------      ---------     ---------     --------     --------      -------------     -------
BALANCE AT JANUARY 1, 1997              4,659      $       5     $  16,341     $ 25,321     $     --      $       1,242     $42,909
Net income                                 --             --            --        7,475           --                 --       7,475
Net value change                           --             --            --           --           --                714         714
                                    ---------      ---------     ---------     --------     --------      -------------     -------
BALANCE AT DECEMBER 31, 1997            4,659              5        16,341       32,796           --              1,956      51,098
Net income                                 --             --            --        3,261           --                 --       3,261
Exercise of stock option                    2             --            14           --           --                 --          14
Treasury stock purchased                   (6)            --            --           --         (134)                --        (134)
Net value change                           --             --            --           --           --                520         520
                                    ---------      ---------     ---------     --------     --------      -------------     -------
BALANCE AT MARCH 31, 1998               4,655      $       5     $  16,355     $ 36,057     $   (134)     $       2,476     $54,759
                                    =========      =========     =========     ========     ========      =============     =======


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


See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                --------------------------
                                                                                   1998            1997
                                                                                ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $    3,261      $    2,617
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Depreciation and amortization                                                      451             206
    Credit for deferred federal income taxes                                            60              57
    Provision to allowance for possible loan losses                                     20              25
    Net realized gains on securities available for sale                               (526)         (1,091)
      Increase in trading account                                                   (2,212)             --
    Gain on sale of other real estate owned and other assets                            --              (7)
    Decrease (increase) in accrued interest receivable and other assets                167            (897)
    Increase in accrued interest payable and other liabilities                         225              17
                                                                                ----------      ----------
          Net cash provided by operating activities                                  1,446             927
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in federal funds sold                                                 8,456           4,945
  Net increase in interest-bearing accounts                                            (17)         (4,197)
  Net (increase) decrease in loans                                                 (13,155)            348
  Purchases of securities available for sale                                       (10,862)        (10,688)
  Proceeds from sales of securities available for sale                               5,214           4,676
  Proceeds from maturities of securities available for sale                          2,767           2,143
  Purchases of securities held to maturity                                          (5,058)         (8,120)
  Proceeds from maturities of securities held to maturity                            5,115           4,114
  Capital expenditures                                                              (1,846)           (319)
  Proceeds from sale of other real estate owned                                         --             401
                                                                                ----------      ----------
          Net cash used in investing activities                                     (9,386)         (6,697)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in demand deposits, NOW accounts,
       savings and money-market accounts                                            (4,147)            511
  Net increase in certificates of deposit and time deposits                          5,963           4,591
  Proceeds from advances on other borrowings                                            --           3,000
  Principal payments on other borrowings                                            (1,003)         (4,141)
  Proceeds from obligations under short position                                     2,078              --
  Purchase of treasury stock                                                          (134)             --
  Proceeds from exercise of common stock options                                        14              --
                                                                                ----------      ----------
          Net cash provided by financing activities                                  2,771           3,961

Net decrease in cash and due from banks                                             (5,169)         (1,809)
Cash and due from banks at beginning of period                                      27,278          17,305
                                                                                ----------      ----------
Cash and due from banks at end of period                                        $   22,109      $   15,496
                                                                                ==========      ==========

SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                                                 $    3,602      $    2,312
  Federal income taxes paid                                                     $       --      $       35
  Loan foreclosures                                                             $       40      $       --


See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Bancshares Corporation of Texas and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the parent company and all subsidiaries, and all significant intercompany balances and transactions have been eliminated. Certain items in prior year's financial statements have been reclassified in conformity with the current year's presentation. The consolidated financial statements are unaudited, but include all adjustments (consisting primarily of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results of the periods presented. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be reported for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.


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


NOTE 3 - INVESTMENT SECURITIES AND OBLIGATIONS FROM SHORT-SALE TRANSACTIONS

The following tables present the amortized cost and approximate fair value of the investment securities portfolio as of March 31, 1998 and December 31, 1997 (Dollars in thousands):


                                                                                                 MARCH 31, 1998
                                                                         ----------------------------------------------------------
                                                                                           GROSS          GROSS
                                                                           AMORTIZED     UNREALIZED     UNREALIZED     APPROXIMATE
                                                                             COST          GAINS          LOSSES        FAIR VALUE
                                                                         ------------   ------------   ------------    ------------
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury securities                                               $    135,101   $      3,767   $        (39)   $    138,829
  U. S. Government agency and mortgage-backed securities                        1,839             22             (1)          1,860
  Other securities including Federal Reserve Bank stock                         1,796             --             --           1,796
                                                                         ------------   ------------   ------------    ------------
          Total                                                          $    138,736   $      3,789   $        (40)   $    142,485
                                                                         ============   ============   ============    ============

SECURITIES HELD TO MATURITY:
  U.S. Treasury securities                                               $    103,995   $      1,938   $         --    $    105,933
  U. S. Government agency and mortgage-backed securities                        2,518             27             --           2,545
   Foreign debt securities                                                         64              1             (5)             60
                                                                         ------------   ------------   ------------    ------------
          Total                                                          $    106,577   $      1,996   $         (5)   $    108,538
                                                                         ============   ============   ============    ============

                                                                                                DECEMBER 31, 1997
                                                                         ----------------------------------------------------------
                                                                                            GROSS         GROSS
                                                                          AMORTIZED      UNREALIZED     UNREALIZED     APPROXIMATE
                                                                             COST           GAINS         LOSSES        FAIR VALUE
                                                                         ------------   ------------   ------------    ------------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                                                 $    133,545   $      2,543   $         --    $    136,088
U.S. Government agency and mortgage -backed securities                          1,584             17             --           1,601
Equity securities including Federal Reserve Bank stock                          1,677            405             --           2,082
                                                                         ------------   ------------   ------------    ------------
          Total                                                          $    136,806   $      2,965   $         --    $    139,771
                                                                         ============   ============   ============    ============

SECURITIES HELD TO MATURITY:
U.S. Treasury securities                                                 $    103,932   $      1,646   $         (4)   $    105,574
U.S. Government agency and mortgage-backed securities                           2,635             34             --           2,669
Other securities                                                                   64             --             (8)             56
                                                                         ------------   ------------   ------------    ------------
          Total                                                          $    106,631   $      1,680   $        (12)   $    108,229
                                                                         ============   ============   ============    ============


Unrealized gains and losses on investment securities held at March 31, 1998 and December 31, 1997 have been judged to be temporary market fluctuations with no material financial impact on the Company.

The following table shows the maturity schedule of the Company's investment portfolio as of March 31, 1998 (Dollars in thousands):


                                                           MARCH 31, 1998
                                     ----------------------------------------------------------
                                          AVAILABLE FOR SALE             HELD TO MATURITY
                                     ---------------------------   ----------------------------
                                      AMORTIZED      APPROXIMATE    AMORTIZED       APPROXIMATE
                                         COST        FAIR VALUE        COST         FAIR VALUE
                                     ------------   ------------   ------------    ------------
Due in one year or less              $     12,157   $     12,211   $     17,942    $     18,002
Due in one year to five years              76,863         78,521         62,205          63,314
Due from five to ten years                 48,139         50,183         23,912          24,677
Due after ten years                           352            345          2,518           2,545
                                     ------------   ------------   ------------    ------------
    Totals                           $    137,511   $    141,260   $    106,577    $    108,538
                                     ------------   ------------   ------------    ------------
Equity Securities                             885            885             --              --
Federal Reserve Bank Stock                    340            340             --              --
                                     ============   ============   ============    ============
     Total                           $    138,736   $    142,485   $    106,577    $    108,538
                                     ============   ============   ============    ============


The carrying value of investment securities pledged to secure public funds amounted to approximately $42,850,000 at March 31, 1998 and $36,167,000 at December 31, 1997.

At March 31, 1998, the Company had one short investment position totaling $2,078,000 which was included in obligation from short-sale transactions. At March 31, 1998, the Company recorded a net unrealized loss of $88,000 on this position. Short sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase.

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

An analysis of the allowance for possible loan losses for the three months ended March 31, 1998 and 1997 is presented below:


                                                                        THREE MONTHS ENDED
                                                                 ----------------------------------
                                                                 MARCH 31, 1998      MARCH 31, 1997
                                                                 --------------      --------------
                                                                       (Dollars in Thousands)
Balance at beginning of period                                            2,458      $        2,408
  Provisions to allowance for possible loan losses                           20                  25
  Losses charged to the allowance                                           (77)                (53)
  Recoveries credited to the allowance                                      111                  51
                                                                 --------------      --------------
      Net (charge-offs) recoveries                                           34                  (2)
                                                                 --------------      --------------
Balance at end of period                                         $        2,512      $        2,431
                                                                 ==============      ==============

IMPAIRED LOANS

A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. At March 31, 1998 and 1997, the Banks have impaired loans of $1,216,000 and $1,071,000, respectively. The allowance for loan losses related to those loans was $242,000 and $95,000, respectively. The average recorded investment in impaired loans during the three months ended March 31, 1998 was $1,274,000 and $1,133,000, respectively. Interest income of approximately $19,000 and $25,000 on impaired loans was recognized for cash payments received during the three months ended March 31, 1998 and 1997, respectively.

NOTE 5 - NOTES PAYABLE

On September 30, 1997, the Company executed a $4 million note with Texas Independent Bank in Dallas. The note bears a variable interest rate at New York prime (8.5% at March 31, 1998). Principal payments of $200,000 plus interest are due quarterly, with the balance due at maturity. The note matures on September 30, 2000. The note is collateralized by the common stock of NBT of Delaware, Inc. and the stock of the subsidiary banks.

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

NOTE 6 - INCOME TAX EXPENSE

The provision for Federal income tax expense is less than that computed by applying the federal statutory rate of 34% as indicated in the following analysis:


                                                                         THREE MONTHS ENDED
                                                                 ----------------------------------
                                                                 MARCH 31, 1998      MARCH 31, 1997
                                                                 --------------      --------------
Tax based on statutory rate                                      $        1,129      $          911
Decrease in deferred tax asset valuation allowance                       (1,235)               (904)
Alternative minimum tax                                                      66                  56
Other, net                                                                  100                  (2)
                                                                 --------------      --------------
Federal income tax expense                                       $           60      $           61
                                                                 ==============      ==============


The Company had approximately $103 million in net operating loss carryforwards at March 31, 1998 which will be available to reduce income tax liabilities in future years. If unused, approximately $99 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006. The net operating loss carryforwards, along with certain other items, create deferred tax assets. A valuation allowance has been created to reduce deferred tax assets to an amount more likely than not to be realized. During the three months ended March 31, 1998 and 1997, the valuation allowance has been reduced to adjust the recorded deferred tax asset to the realizable amount. Pursuant to Statement of Financial Accounting Standards No, 109, "Accounting for Income Taxes", reductions to the valuation allowance are recorded as decreases in current period income tax expense.

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



RESULTS OF OPERATIONS

         Net income for the three months ended March 31, 1998 was $3.3 million or $.70 per common share compared with $2.6 million or $.56 per common share for the three months ended March 31, 1997. The first quarter of the current and the previous year included non-recurring gains on investment securities. The amount of the gains were $1.8 million and $1.1 million, net of tax, for the three months ended March 31, 1998 and 1997, respectively. With the exclusion of the non-recurring gains, net income for the first quarter of 1998 was $1.4 million, or $.31 per share, and $1.6 million or $.33 per share for the first quarter of 1997. Net interest income for the three months ended March 31, 1998 improved $900,000 over the same period of 1997 of which $775,000 or 86% is due to internal growth in the loan portfolio and the remainder is primarily due to the Wells Fargo acquisitions. Net interest income was comparable to the previous quarter ended December 31, 1997. Non-interest expenses were up $1.1 million, or 44%, for the three months ended March 31, 1998, which was primarily due to the expenses of operating the Wells Fargo branches and the opening of two new branches in the first quarter of 1998. Non-interest income improved $104,000 or 14% for the three months ended March 31, 1998, due to service charges and fees primarily from the Wells Fargo acquisitions.

         For the three months ended March 31, 1998, the Company's return on average assets was 2.79%, or 1.20% deducting the non-recurring gains on securities, compared to 3.21% and 1.87%, deducting the non-recurring gains on securities, for the three months ended March 31, 1997. Average assets have increased $137.8 million or 42% over the quarter ended March 31, 1997. The Company's return on average equity for the three months ended March 31, 1998 was 25.79%, or 11.10% deducting the gains on securities, compared to 24.63% and 14.36%, deducting the gain on securities, for the three months ended March 31, 1997. The ratio of average stockholders' equity to total average assets was 10.8% and 13.0% for the three months ended March 31, 1998 and 1997, respectively.


NET INTEREST INCOME

         Net interest income constitutes the principal source of income for the Banks and represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The increase of $900,000 or 26% in net interest income for the three months ended March 31,1998 compared to the same period in 1997 was due to internal loan growth which accounts for $775,000 of the increase and the remainder is due to the Wells Fargo acquisitions. Average loans increased $30 million or 27% over the first quarter of 1997. The net interest margin for the three months ended March 31, 1998 was 4.17% compared to 4.57% as of March 31, 1997. The net interest margin is the net return on earning assets which is computed by dividing taxable equivalent net interest income by average total earning assets.

           The net interest spread decreased 16 basis points to 3.60% at March 31, 1998 from 3.76% at March 31, 1997. The decrease in the net interest spread is primarily due to the increase in rates being paid on deposits and the decrease in the rates being paid on loans.

                       INTEREST EARNED/INCURRED AND RATES
                             (Dollars in thousands)


                                                               THREE MONTHS ENDED                       THREE MONTHS ENDED
                                                     ---------------------------------------    -----------------------------------
                                                                 MARCH 31, 1998                           MARCH 31, 1997
                                                     ---------------------------------------    -----------------------------------
                                                                    INTEREST                                 INTEREST
                                                      AVERAGE       INCOME/        AVERAGE       AVERAGE     INCOME/      AVERAGE
                                                      BALANCE       EXPENSE       YIELD/RATE     BALANCE     EXPENSE     YIELD/RATE
--------------------------------------------------   ---------     ----------     ----------    ---------   ----------   ----------
INTEREST-EARNING ASSETS:
  Interest-bearing accounts                          $     254     $        4           6.68%   $     696   $        7         4.22%
  Federal funds sold                                    25,986            360           5.55%      23,505          322         5.55%
  Investment securities:
    US Treasuries                                      240,593          3,750           6.25%     154,682        2,373         6.22%
    US Government agencies                               4,106             71           6.89%       5,616           95         6.89%
    Other                                                  569              9           6.59%       4,869           29         2.38%
                                                     ---------     ----------     ----------    ---------   ----------   ----------
        Total investment securities                    248,161          3,830           6.26%     165,167        2,497         6.13%
  Loans, net of discounts (A)                          142,666          3,726          10.48%     112,720        2,951        10.62%
                                                     ---------     ----------     ----------    ---------   ----------   ----------
        Total interest-earning assets                  417,067          7,920           7.67%     302,088        5,778         7.76%
NON-INTEREST BEARING ASSETS:
  Cash and due from banks                               19,785                                     14,527
  Allowance for possible loan losses                    (2,503)                                    (2,412)
  Other assets                                          37,257                                     16,701
                                                     ---------                                  ---------
        Total assets                                 $ 468,714                                  $ 330,904
                                                     =========                                  =========
INTEREST-BEARING LIABILITIES:
  Interest bearing transaction accounts                 63,079            416           2.64%      40,816          293         2.91%
  Time deposits                                        289,689          3,131           4.34%     196,350        2,008         4.15%
  Other debt                                             3,277             67           8.20%       3,362           71         8.61%
                                                     ---------     ----------     ----------    ---------   ----------   ----------
        Total interest-bearing liabilities             356,045          3,615           4.07%     240,528        2,372         4.00%
NON-INTEREST BEARING LIABILITIES:
  Demand deposits                                       59,051                                     45,623
  Other liabilities                                      2,892                                      1,655
                                                     ---------                                  ---------
      Total liabilities                                417,988                                    287,806
STOCKHOLDERS' EQUITY (F)                                50,725                                     43,098
                                                     ---------                                  ---------
      Total liabilities and stockholders' equity     $ 468,714                                  $ 330,904
                                                     =========                                  =========
Taxable-equivalent net interest income                             $    4,305                               $    3,405
Less:  taxable-equivalent adjustment
                                                                            4                                        4
                                                                   ----------                               ----------
Net interest income                                                $    4,301                               $    3,401
                                                                   ==========                               ==========
Net interest spread (B)                                                                 3.60%                                  3.76%
                                                                                  ==========                             ==========
Net interest margin (C)                                                                 4.17%                                  4.57%
                                                                                  ==========                             ==========
SELECTED OPERATING RATIOS:
  Return on average assets (D)                                                          2.79%                                  3.21%
                                                                                  ==========                             ==========
  Return on average equity (E)                                                         25.79%                                 24.63%
                                                                                  ==========                             ==========


----------

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

         The following table analyzes the increase in taxable-equivalent net interest income stemming from changes in interest rates and from asset and liability volume, including mix, for the three ended March 31, 1998 and 1997. Non-accruing loans have been included in assets for calculating this table, thereby reducing the yield on loans. The changes in interest due to both rate and volume in the table below have been allocated to volume or rate change on a pro-rata basis.

          ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME


                                                                March 31, 1998 vs. March 31, 1997
                                                            -----------------------------------------
                                                                                Due to Changes in
                                                             Increase       -------------------------
                                                            (Decrease)        Rates          Volume
                                                            ----------      ---------      ----------
                                                                      (Dollars in Thousands)
TAXABLE-EQUIVALENT INTEREST INCOME:
    Interest-bearing accounts                               $       (3)     $       1      $       (4)
    Federal funds sold                                              38              4              34
    Investment securities                                        1,333            123           1,210
    Loans, net of discounts                                        775             (9)            784
                                                            ----------      ---------      ----------
        Total taxable-equivalent interest income                 2,143            119           2,024
INTEREST EXPENSE:
    Interest-bearing deposits                                    1,247            132           1,115
    Other debt                                                      (4)            (2)             (2)
                                                            ----------      ---------      ----------
        Total interest expense                                   1,243            130           1,113
                                                            ----------      ---------      ----------

TAXABLE-EQUIVALENT NET INTEREST INCOME                      $      900      $     (11)     $      911
                                                            ==========      =========      ==========


         Taxable-equivalent net interest income for the three months ended March 31, 1998 increased $900,000 or 26% over the same period in 1997. The increase is reflected in the increase in the volume of earning assets and in the increase in the market rates and volume of interest bearing liabilities.

INTEREST RATE SENSITIVITY

         Management seeks to maintain consistent growth of net interest income through periods of changing interest rates by avoiding fluctuating net interest margins. Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to repricing characteristics of interest earning assets and liabilities.

         The following table indicates the Company's interest rate sensitivity position at March 31, 1998:

                 INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES
                             (Dollars in thousands)


                                                                                                             NON-RATE
                                                                RATE SENSITIVE                               SENSITIVE
                                          ------------------------------------------------------------       ---------
                                          IMMEDIATELY        WITHIN           WITHIN                           OVER
                                           0-30 DAYS         90 DAYS         ONE YEAR          TOTAL         ONE YEAR        TOTAL
                                          -----------       ---------       ----------       ---------       ---------     ---------
Earning Assets:
    Loans, net of discounts               $    60,087       $   8,794       $   20,585       $  89,466       $  59,997     $ 149,463
    Investment securities                       4,156           7,759           18,239          30,154         218,908       249,062
    Federal funds sold                         21,484              --               --          21,484              --        21,484
    Interest-bearing accounts                     133             100               --             233              --           233
                                          -----------       ---------       ----------       ---------       ---------     ---------
          Total earning assets            $    85,860       $  16,653       $   38,824       $ 141,337       $ 278,905     $ 420,242
                                          ===========       =========       ==========       =========       =========     =========
Interest-bearing liabilities:
    Interest-bearing transaction,
      savings and money market                152,072              --               --         152,072              --       152,072
    Certificates and time deposits             31,319          49,442          107,347         188,102          14,325       202,427
    Debt                                        1,301               2                6           1,309             334         1,643
                                          -----------       ---------       ----------       ---------       ---------     ---------
          Total interest-bearing
             liabilities                  $   184,692       $  49,444       $  107,347       $ 341,483       $  14,659     $ 356,142
                                          ===========       =========       ==========       =========       =========     =========

Interest sensitivity gap                  $   (98,832)      $ (32,791)      $  (68,523)      $(200,146)
                                          ===========       =========       ==========       =========

Cumulative gap                            $   (98,832)      $(131,623)      $ (200,146)      $(200,146)
                                          ===========       =========       ==========       =========

Ratio of earning assets to
    interest-bearing liabilities                 46.5%           33.7%            36.2%           41.4%


         The interest rate sensitivity table reflects a cumulative liability sensitive position during the one year period shown. Generally, this indicates that the liabilities reprice more quickly than the assets in a given period, and that a decline in market rates will benefit net interest income. An increase in market rates would have the opposite effect.

NON-INTEREST INCOME

         The major components of non-interest income are service charges and fees earned on deposit accounts. The following table summarizes changes in non-interest income for the three months ended March 31, 1998 and 1997:

                               NON-INTEREST INCOME
                             (Dollars in thousands)


                                                                   THREE MONTHS ENDED                   1998/1997
                                                            ---------------------------------     ----------------------
                                                            MARCH 31, 1998     MARCH 31, 1997     $ CHANGE      % CHANGE
                                                            --------------     --------------     --------      --------
Service charges and fees                                    $          794     $          630     $    164          26.0%
Net realized gains (losses) on sales of securities                     526              1,091         (565)        -51.8%
Net trading profits                                                  1,313                 --        1,313         100.0%
Net gains on sales of other real estate owned                           --                  7           (7)        100.0%
Miscellaneous income                                                    73                126          (53)        -41.8%
                                                            --------------     --------------     --------      --------
Total non-interest income                                   $        2,706     $        1,854     $    852          46.0%
                                                            ==============     ==============     ========      ========


         The $852,000 or 46.0% increase in non-interest income for the three months ended March 31, 1998 is due primarily to the $748,000 increase in net gains and trading account profits over the first quarter of 1997. Excluding the nonrecurring gains on sales of securities and other real estate owned, non-interest income increased $111,000 or 14.7% over 1997. The Wells Fargo branch acquisitions represent the majority of the increase over the prior year in service charges and fees.

NON-INTEREST EXPENSE

         Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense. The following table summarizes the changes in non-interest expense for the three months ended March 31, 1998 and 1997:

                              NON-INTEREST EXPENSE
                             (Dollars in thousands)


                                                                   THREE MONTHS ENDED                   1998/1997
                                                            ---------------------------------     ----------------------
                                                            MARCH 31, 1998     MARCH 31, 1997     $ CHANGE      % CHANGE
                                                            --------------     --------------     --------      --------
Salaries and employee benefits                              $        1,832     $        1,368     $    464          33.9%
Occupancy and equipment expenses                                       570                418          152          36.3%
Data processing fees                                                    70                 72           (2)         -3.2%
FDIC insurance                                                          12                  7            5          71.6%
Insurance                                                               26                 25            1           5.5%
Office supplies                                                        164                101           63          62.8%
Postage and courier                                                    134                104           30          29.1%
Professional fees                                                      198                152           46          30.3%
Goodwill                                                                94                  7           87       1,242.9%
Miscellaneous other expenses                                           567                299          268          89.5%
                                                            --------------     --------------     --------      --------
Total  non-interest expense                                 $        3,667     $        2,553     $  1,114          43.6%
                                                            ==============     ==============     ========      ========


         Total non-interest expense for the three months ended March 31, 1998 increased $1,114,000 or 43.6% over 1997. Salaries and benefits rose $464,000 or 33.9% in 1998. Approximately $200,000 or 43% of the increase is related to the acquisition of the Wells Fargo Bank branches in July 1997. Another factor increasing salaries and benefits is due to the hiring of additional personnel for the San Marcos and South Laredo branches which were opened during the first quarter of 1998. The $152,000 or 36.3% increase in occupancy and equipment expenses is due mainly to the acquisitions of three bank buildings, the building of two new branches and to the installation of computer networks at the new locations. The $87,000 increase in goodwill is a result of the Wells Fargo branch acquisitions.

INCOME TAXES

         The Company recognized income tax expense of $60,000 for the three months ended March 31, 1998 compared to $61,000 for the three months ended March 31, 1997. At March 31, 1998, the Company had approximately $103 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years. If unused, approximately $99 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.


LOANS

         The following table presents the composition of the Company's loan portfolio by type of loan:

                                 LOAN PORTFOLIO
                             (Dollars in thousands)


                                 MARCH 31,    % OF      DECEMBER 31,   MARCH 31,
                                   1998       TOTAL         1997         1997
                                 ---------   -------    ------------   ---------
Commercial                       $  22,711      15.2%   $     22,911   $  19,731
Real estate construction            10,322       6.9%         10,338       6,990
Real estate mortgage                93,021      62.2%         81,752      68,635
Consumer installment loans,
  net of unearned discount          23,409      15.7%         21,312      17,458
                                 ---------   -------    ------------   ---------
    Total loans                  $ 149,463     100.0%   $    136,313   $ 112,814
                                 =========   =======    ============   =========


         Real estate mortgage loans have shown a 14% and 19% increase since December 31, 1997 and March 31, 1997, respectively. Real estate loan demand has increased due to the banks offering home equity loans. The 25% increase in total loans since December 31, 1997 has been from internal growth. No loans were acquired from the Wells Fargo branch acquisition.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is established through charges to operations in the form of a provision for loan losses. Loans, or portions thereof, which are considered to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The allowance represents the amount, which in the judgment of each subsidiary Bank's management will be adequate to absorb possible losses. The adequacy of the allowance is determined by management's continuous evaluation of the loan portfolio and by the employment of third party loan review consultants. Industry concentrations, specific credit risks, past loan loss experience, delinquency ratios, current loan portfolio quality and projected economic conditions in the Bank's market areas are pertinent factors in determining the adequacy of the allowance for loan losses. Loans identified as losses by management, external loan review or bank examiners are charged-off.

         The Company recorded net recoveries of $34,000 for the three months ended March 31, 1998 compared to net charge-offs of $2,000 for the three months ended March 31, 1997.

         The following table summarizes, for the periods presented, the activity in the allowance for loan losses arising from provisions credited to operations, loans charged off and recoveries of loans previously charged off.


                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)


                                                                      Three Months ended March 31,
                                                                      ---------------------------
                                                                         1998             1997
                                                                      ----------       ----------
Average loans outstanding                                             $  142,666       $  112,720

Balance of allowance for loan losses at beginning of year             $    2,458       $    2,408
Provision for loan losses                                                     20               25
Charge-Offs:
    Commercial                                                                 5               18
    Real estate construction                                                  --               --
    Real estate mortgage                                                      15                1
    Consumer installment                                                      57               34
                                                                      ----------       ----------
         Total charge-offs                                                    77               53
                                                                      ----------       ----------
Recoveries:
    Commercial                                                                 4                8
    Real estate construction                                                  --               --
    Real estate mortgage                                                      23               11
    Consumer installment                                                      84               32
                                                                      ----------       ----------
         Total recoveries                                                    111               51
                                                                      ----------       ----------

         Net charge-offs (recoveries)                                        (34)               2
                                                                      ----------       ----------

Balance of allowance for loan losses at end of period                 $    2,512       $    2,431
                                                                      ==========       ==========

Net charge-offs (recoveries) as a percentage
  of average loans outstanding                                             -0.02%            0.00%
                                                                      ==========       ==========

ALLOWANCE FOR LOAN LOSSES AS A PERCENTAGE OF:
    Total loans, net of unearned discount                                   1.68%            2.16%
                                                                      ==========       ==========
    Non-performing assets                                                 164.40%          154.55%
                                                                      ==========       ==========


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

         The following table discloses non-performing assets and loans ninety days past due and still accruing interest as of March 31, 1998 and December 31, 1997: (Dollars in thousands)

                              NON-PERFORMING ASSETS
                             (Dollars in Thousands)


                                                   MARCH 31,       DECEMBER 31,
                                                     1998              1997
                                                  -----------      ------------
Non-accrual loans                                 $     1,216      $      1,314
Foreclosed real estate                                    312               271
                                                  -----------      ------------
      Total non-performing assets                 $     1,528      $      1,625
                                                  ===========      ============

NON-PERFORMING ASSETS AS A PERCENTAGE OF:
      Total assets                                       0.32%             0.34%
      Total loans plus foreclosed real estate            1.02%             1.16%

Accruing loans past due 90 days or more           $       444      $         40


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


LIQUIDITY

         Liquidity is the ability to have funds available at all times to meet the commitments of the Company. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and short-term investments in time deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the Company's trade area. The Banks have not and do not solicit brokered deposits as a funding source. The liquidity of the Company is enhanced by the fact that 82% of total deposits at March 31, 1998 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

         At March 31, 1998, the Company's liquid assets amounted to $193 million or 41% of total gross assets, compared to 39% at March 31, 1997. Secondary sources of liquidity include the Banks' ability to sell loan participations and purchase federal funds. NBC-Eagle Pass has an approved federal funds line at a correspondent bank. NBC - Laredo has an approved line of credit with the Federal Home Loan Bank.

         The Company's principal source of funds consists of dividends received from the Banks, which derive their funds from deposits, interest and principal payments on loans and investment securities, sales of investment securities and borrowings.


CAPITAL RESOURCES

          Total stockholders' equity increased $10.7 million to $54.8 million at March 31, 1998 from $44.1 million at March 31, 1997. The ratio of total stockholders' equity to total assets was 11.5% at March 31, 1998 compared with 13.2% at March 31, 1997.

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

         The table below illustrates the Company and its subsidiary Banks' compliance with the risk-based capital guidelines as of March 31, 1998:


                                                                       NBC            NBC           NBC           NBC
                                                  CONSOLIDATED      EAGLE PASS       LAREDO       ROCKDALE       LULING
                                                  ------------      ----------      --------      --------      --------
                                                                             (Dollars in thousands)
Total average assets (net of goodwill)            $    459,569      $  239,768      $ 74,909      $110,856      $ 27,321
Risk weighted assets (net of goodwill)            $    166,668      $   78,632      $ 49,827      $ 26,750      $ 16,829

Tier 1 capital                                    $     43,198      $   16,012      $  7,771      $  6,147      $  3,442
Total capital                                     $     45,286      $   16,995      $  8,335      $  6,481      $  3,656

Leverage ratio                                            9.40%           6.68%        10.37%         5.55%        12.60%
Risk based capital ratios:
    Tier 1                                               27.17%          20.36%        15.60%        22.98%        20.45%
    Total capital                                        25.92%          21.61%        16.73%        24.23%        21.72%

PART II - OTHER INFORMATION:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        11.1   Statement Regarding computation of Earnings Per Share

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



                                       NATIONAL BANCSHARES CORPORATION OF TEXAS


Date:  May 13, 1998                    By: /s/ Anne Renfroe
                                           -------------------------------------
                                           Anne Renfroe, Chief Accounting
                                           Officer and Principal Financial
                                           Officer

                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER         DESCRIPTION
     -------        -----------
       11.1         Statement Regarding computation of Earnings Per Share

       27.1         Financial Data Schedule