Form 10-Q
period 1998-06-30
NATIONAL BANCSHARES CORP OF TEXAS
filed 1998-08-14
CIK 69834

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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


     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,661,234 shares of Common Stock, $.001 par value, outstanding as of July 20, 1998.

================================================================================

Part I.   Financial Information
Item 1.  Financial Statements

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                       JUNE 30,      DECEMBER 31,
                                                                        1998             1997
                                                                    ------------     ------------
ASSETS:
Cash and due from banks                                             $     20,304     $     27,278
Interest-bearing accounts                                                  3,315              216
Federal funds sold                                                        16,810           29,940
Trading securities                                                         1,454            3,433
Investment securities available for sale                                 140,947          139,771
Investment securities held to maturity                                   101,329          106,631
Loans, net of discounts                                                  167,692          136,313
Allowance for possible loan losses                                        (2,551)          (2,458)
Bank premises and equipment, net                                          15,216           12,538
Goodwill                                                                   8,992            9,180
Other assets                                                               7,389            7,318
                                                                    ------------     ------------
        Total Assets                                                $    480,897     $    470,160
                                                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
   Demand deposits, non-interest bearing                            $     66,092     $     66,346
   Interest-bearing transaction accounts (NOW)                            58,322           62,633
   Savings and money market accounts                                      92,987           88,972
   Certificates and time deposits under $100,000                         132,126          131,787
   Certificates and time deposits $100,000 and over                       71,870           64,677
                                                                    ------------     ------------
        Total Deposits                                                   421,397          414,415
                                                                    ------------     ------------
Accrued interest, taxes and other liabilities                              2,440            2,001
Obligations under short sale transactions                                  1,995               --
Long term notes payable                                                      891            2,646
                                                                    ------------     ------------
        Total Liabilities                                                426,723          419,062
Stockholders' Equity:
   Common Stock, $.001 par value, 100,000,000 shares authorized, issued and outstanding: 4,661,234 at June 30, 1998 and
      4,658,734 at December 31, 1997                                           5                5
   Surplus - Common Stock                                                 16,355           16,341
   Retained earnings                                                      37,142           32,796
   Accumulated other comprehensive income                                  2,003            1,956
                                                                    ------------     ------------
        Treasury Stock, at cost (63,500 shares)                           (1,331)              --
                                                                    ------------     ------------
        Total Stockholders' Equity                                        54,174           51,098
                                                                    ------------     ------------
        Total Liabilities and Stockholders' Equity                  $    480,897     $    470,160
                                                                    ============     ============


See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, except per share amounts)
                                   (Unaudited)

                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          ----------------------     ---------------------
                                                          JUNE 30,      JUNE 30,     JUNE 30,     JUNE 30,
                                                            1998          1997         1998         1997
                                                          --------      --------     --------     --------
INTEREST INCOME:
   Interest and Fees on Loans                             $  4,024      $  3,052     $  7,746     $  6,000
   Interest on Investment Securities                         3,803         2,645        7,633        5,142
   Interest on Federal Funds Sold                              305           299          664          621
   Interest on Deposits in Banks                                28            42           32           50
                                                          --------      --------     --------     --------
        TOTAL INTEREST INCOME                                8,160         6,038       16,075       11,813

INTEREST EXPENSE:
   Interest on Deposits                                      3,613         2,395        7,160        4,697
   Interest on Debt                                             72            58          139          129
                                                          --------      --------     --------     --------
        TOTAL INTEREST EXPENSE                               3,685         2,453        7,299        4,826

NET INTEREST INCOME                                          4,474         3,585        8,776        6,987
   Less: Provision for Possible Loan Losses                     48            --           68           25
                                                          --------      --------     --------     --------
NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE LOAN LOSSES                                      4,426         3,585        8,708        6,962

NON-INTEREST INCOME:
   Service Charges and Fees                                    794           620        1,588        1,250
   Net Trading Account Profit (Loss)                          (524)           --          789           --
   Net realized Gains (Losses) on Sales of Securities          107             1          634        1,093
   Net Gains on Sales of Other Real Estate and Assets           --            40           --           47
   Miscellaneous Income                                        110            38          183          163
                                                          --------      --------     --------     --------
        TOTAL NON-INTEREST INCOME                              487           699        3,194        2,553

NON-INTEREST EXPENSE:
   Salaries and Employee Benefits                            1,932         1,394        3,764        2,763
   Occupancy and Equipment Expenses                            689           407        1,259          824
   Goodwill Amortization                                        94            21          188           28
   Other Expenses                                            1,078           879        2,249        1,639
                                                          --------      --------     --------     --------
        TOTAL NON-INTEREST EXPENSE                           3,793         2,701        7,460        5,254

INCOME BEFORE FEDERAL INCOME TAXES                           1,120         1,583        4,442        4,261
Federal Income Tax Expense                                      36            33           96           94
                                                          --------      --------     --------     --------
NET INCOME                                                $  1,084      $  1,550     $  4,346     $  4,167
                                                          ========      ========     ========     ========

BASIC EARNINGS PER SHARE                                  $   0.23      $   0.33     $   0.93     $   0.89
                                                          ========      ========     ========     ========

DILUTED EARNINGS PER SHARE                                $   0.23      $   0.33     $   0.91     $   0.88
                                                          ========      ========     ========     ========

See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                                            ACCUMULATED
                                                            COMMON STOCK (A)                                  OTHER
                                                    -------------------------------                        COMPREHENSIVE
                                                    NUMBER OF                         RETAINED   TREASURY     INCOME,
                                                     SHARES     PAR VALUE  SURPLUS    EARNINGS     STOCK    NET OF TAX   TOTAL
                                                    ---------   ---------  --------   --------   --------  ------------ --------
BALANCE AT JANUARY 1, 1997                             4,659    $      5   $ 16,341   $ 25,321   $     --    $  1,242   $ 42,909
Net Income                                                --          --         --      7,475         --          --      7,475
Unrealized gain on securities AFS,
     net of tax and reclassification
     adjustment                                           --          --         --         --         --         714        714
                                                                                                                        --------
Total Comprehensive Income                                                                                                 8,189
                                                    --------    --------   --------   --------   --------    --------   --------
BALANCE AT DECEMBER 31, 1997                           4,659           5     16,341     32,796         --       1,956     51,098
Net Income                                                --          --         --      4,346         --          --      4,346
Unrealized gain on securities AFS,
     net of tax and reclassification
     adjustment                                           --          --         --         --         --          47         47
                                                                                                                        --------
Total Comprehensive Income                                                                                                 4,393
                                                                                                                        --------

Exercise of stock options                                  2          --         14         --         --          --         14
Treasury stock purchased                                 (64)         --         --         --     (1,331)         --     (1,331)
                                                    --------    --------   --------   --------   --------    --------   --------
BALANCE AT JUNE 30, 1998                               4,597    $      5   $ 16,355   $ 37,142   $ (1,331)   $  2,003   $ 54,174
                                                    ========    ========   ========   ========   ========    ========   ========


(A) Common Stock with a par value of $0.001 per share, 100,000,000 shares authorized


Disclosure of reclassification amount:

Unrealized loss on securities AFS arising during
     period                                                                                                             $   (371)
Reclassification adjustment for gains included
     in income, net of tax of $216                                                                                           418
                                                                                                                        --------
Net unrealized gain on securities AFS, net of tax                                                                       $     47
                                                                                                                        ========


See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                         SIX MONTHS ENDING
                                                                             JUNE 30,
                                                                      ----------------------
                                                                        1998          1997
                                                                      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $  4,346      $  4,167
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                       1,030           433
     Credit for deferred federal income taxes                               40            45
     Provision to allowance for possible loan losses                        68            25
     Net realized gains on securities available for sale                  (634)       (1,093)
     Net decrease in trading account                                     5,449            --
     Gain on sale of other real estate owned and other assets               --           (47)
     Increase in accrued interest receivable and other assets              (40)         (810)
     Increase in accrued interest payable and other liabilities            437           178
                                                                      --------      --------
        Net cash provided by operating activities                       10,696         2,898
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net decrease in federal funds sold                                 13,130         2,925
     Net increase in interest-bearing accounts                          (3,098)       (1,379)
     Net increase in loans                                             (31,450)       (5,270)
     Purchases of securities available for sale                        (17,282)      (22,098)
     Proceeds from sales of securities available for sale               10,004         8,868
     Proceeds from maturities of securities available for sale           5,304         7,012
     Purchases of securities held to maturity                           (7,035)       (8,120)
     Proceeds from maturities of securities held to maturity            12,315         6,464
     Capital expenditures                                               (3,469)         (529)
     Proceeds from sale of other real estate owned                          --           537
                                                                      --------      --------
        Net cash used in investing activities                          (21,581)      (11,590)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in demand deposits, NOW accounts,
        savings and money-market accounts                                 (549)         (945)
     Net increase in certificates of deposit and time deposits           7,532        13,619
     Proceeds from advances on other borrowings                             --         3,000
     Principal payments on other borrowings                             (1,755)       (5,144)
     Purchase of treasury stock                                         (1,331)           --
     Proceeds from exercise of common stock options                         14            --
                                                                      --------      --------
        Net cash provided by financing activities                        3,911        10,530

Net (decrease) increase in cash and due from banks                      (6,974)        1,838
Cash and due from banks at beginning of period                          27,278        17,305
                                                                      --------      --------
Cash and due from banks at end of period                              $ 20,304      $ 19,143
                                                                      ========      ========

SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest Paid                                                    $  7,222      $  4,754
     Federal income taxes paid                                        $     56      $     59
     Loans originated to facilitate the sale of foreclosed assets     $     --      $    478
     Loan foreclosures                                                $     97      $     94

See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Bancshares Corporation of Texas and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the parent company and all subsidiaries, and all significant intercompany balances and transactions have been eliminated. Certain items in prior year's financial statements have been reclassified in conformity with the current year's presentation. The consolidated financial statements are unaudited, but include all adjustments (consisting primarily of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results of the periods presented. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be reported for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.


NOTE 2 - SUBSIDIARIES

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, NBT of Delaware, Inc. and the accounts of NBT of Delaware, Inc.'s wholly-owned subsidiaries (i) NBC Bank, N.A., Eagle Pass, Texas; (ii) NBC Bank - Laredo, N.A., Laredo, Texas; (iii) NBC Bank, Rockdale, Texas; (iv) NBC Bank - Central, N.A., Luling, Texas; and (v) NBC Holdings - Texas, Inc., Laredo, Texas.


NOTE 3 - INVESTMENT SECURITIES AND OBLIGATIONS FROM SHORT-SALE TRANSACTIONS

The following tables present the amortized cost and approximate fair value of the investment securities portfolio as of June 30, 1998 and December 31, 1997 (Dollars in thousands):

                                                                                   JUNE 30, 1998
                                                             ---------------------------------------------------------
                                                                               GROSS         GROSS
                                                              AMORTIZED     UNREALIZED     UNREALIZED      APPROXIMATE
                                                                COST           GAINS         LOSSES        FAIR VALUE
                                                             ----------     ----------     ----------      -----------
SECURITIES AVAILABLE FOR SALE:
   U.S. Treasury securities                                  $  132,603     $    3,039     $      (26)     $  135,616
   U.S. Government agency and mortgage-backed securities          2,346             16             (2)          2,360
   Other securities including Federal Reserve Bank stock          2,961             10             --           2,971
                                                             ----------     ----------     ----------      ----------
    Total                                                    $  137,910     $    3,065     $      (28)     $  140,947
                                                             ==========     ==========     ==========      ==========

SECURITIES HELD TO MATURITY:
   U.S. Treasury securities                                  $   98,952     $    1,906     $       (5)     $  100,853
   U.S. Government agency and mortgage-backed securities          2,313             22             --           2,335
   Foreign debt securities                                           64              1             (4)             61
                                                             ----------     ----------     ----------      ----------
    Total                                                    $  101,329     $    1,929     $       (9)     $  103,249
                                                             ==========     ==========     ==========      ==========

                                                                            GROSS        GROSS
                                                             AMORTIZED    UNREALIZED   UNREALIZED   APPROXIMATE
                                                               COST         GAINS        LOSSES     FAIR VALUE
                                                            ----------    ----------   ----------   -----------
SECURITIES AVAILABLE FOR SALE:
   U.S. Treasury securities                                  $133,545     $  2,543     $     --      $136,088
   U.S. Government agency and mortgage-backed securities        1,584           17           --         1,601
   Other securities including Federal Reserve Bank stock        1,677          405           --         2,082
                                                             --------     --------     --------      --------
    Total                                                    $136,806     $  2,965     $     --      $139,771
                                                             ========     ========     ========      ========

SECURITIES HELD TO MATURITY:
   U.S. Treasury securities                                  $103,932     $  1,646     $     (4)     $105,574
   U.S. Government agency and mortgage-backed securities        2,635           34           --         2,669
   Foreign debt securities                                         64           --           (8)           56
                                                             --------     --------     --------      --------
    Total                                                    $106,631     $  1,680     $    (12)     $108,299
                                                             ========     ========     ========      ========


Unrealized gains and losses on investment securities held at June 30, 1998 and December 31, 1997 have been judged to be temporary market fluctuations with no material financial impact on the Company.

The following table shows the maturity schedule of the Company's investment portfolio as of June 30, 1998 (Dollars in thousands):

                                                            JUNE 30, 1998
                                    --------------------------------------------------------------
                                         AVAILABLE FOR SALE               HELD TO MATURITY
                                    -----------------------------    -----------------------------
                                     AMORTIZED       APPROXIMATE      AMORTIZED        APPROXIMATE
                                       COST          FAIR VALUE         COST           FAIR VALUE
                                    ----------       -----------      ----------       -----------
Due in one year or less             $   19,221       $   19,355       $   15,960       $   16,045
Due in one year to five years           59,402           63,569           59,139           60,123
Due from five to ten years              56,221           54,940           23,917           24,745
Due after ten years                        347              354            2,313            2,336
                                    ----------       ----------       ----------       ----------
   Total                            $  135,191       $  138,218       $  101,329       $  103,249
Equity Securities                        2,379            2,389               --               --
Federal Reserve Bank Stock                 340              340               --               --
                                    ----------       ----------       ----------       ----------
   Total                            $  137,910       $  140,947       $  101,329       $  103,249
                                    ==========       ==========       ==========       ==========

The carrying value of investment securities pledged to secure public funds amounted to approximately $45,541,000 at June 30, 1998 and $36,167,000 at December 31, 1997.

At June 30, 1998, the Company had one short investment position totaling $1,995,000 which was included in obligations under short-sale transactions. At June 30, 1998, the Company recorded a net unrealized loss of $615,000 on this position which is reflected in the trading losses on the income statement. Short sales can result in off-balance sheet risk, as losses can be incurred in excess of the reported obligation if market prices of the securities subsequently increase.

NOTE 4 - LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

An analysis of the allowance for possible loan losses for the six months ended June 30, 1998 and 1997 is presented below:

                                                                 SIX MONTHS ENDED
                                                          -------------------------------
                                                          JUNE 30, 1998     JUNE 30, 1997
                                                          -------------     -------------
                                                               (Dollars in Thousands)
Balance at beginning of period                             $    2,458         $    2,408
   Provisions to allowance for possible loan losses                68                 25
   Losses charged to the allowance                               (131)               (78)
   Recoveries credited to the allowance                           156                104
                                                           ----------         ----------
    Net (charge-offs) recoveries                                   25                 26
                                                           ----------         ----------
Balance at end of period                                   $    2,551         $    2,459
                                                           ==========         ==========

Impaired Loans

A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. At June 30, 1998 and 1997, the Banks have impaired loans of $1,964,000 and $1,314,000, respectively. The allowance for loan losses related to those loans was $ 312,000 and $98,000, respectively. The average recorded investment in impaired loans during the six months ended June 30, 1998 was $1,366,000 and $1,108,000, respectively. Interest income of approximately $25,000 and $35,000 on impaired loans was recognized for cash payments received during the six months ended June 30, 1998 and 1997, respectively.

NOTE 5 - NOTES PAYABLE

On September 30, 1997, the Company executed a $4 million note with Texas Independent Bank in Dallas. The note bears a variable interest rate at New York prime (8.5% at June 30, 1998). Principal payments of $200,000 plus interest are due quarterly, with the balance due at maturity. The note matures on September 30, 2000. The note is collateralized by the common stock of NBT of Delaware, Inc. and the stock of the subsidiary banks.

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

NOTE 6 - INCOME TAX EXPENSE

The provision for Federal income tax expense is less than that computed by applying the federal statutory rate of 34% as indicated in the following analysis:

                                                                 SIX MONTHS ENDED
                                                         ---------------------------------
                                                         JUNE 30, 1998       JUNE 30, 1997
                                                         -------------       -------------
                                                                (Dollars in Thousands)
Tax based on statutory rate                               $     1,510         $     1,449
Decrease in deferred tax asset valuation allowance             (1,615)             (1,512)
Alternative minimum tax                                            89                  85
Other, net                                                        112                  72
                                                          -----------         -----------
Federal income tax expense                                $        96         $        94
                                                          ===========         ===========

The Company had approximately $103 million in net operating loss carryforwards at June 30, 1998 which will be available to reduce income tax liabilities in future years. If unused, approximately $99 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006. The net operating loss carryforwards, along with certain other items, create deferred tax assets. A valuation allowance has been created to reduce deferred tax assets to an amount more likely than not to be realized. During the six months ended June 30, 1998 and 1997, the valuation allowance has been reduced to adjust the recorded deferred tax asset to the realizable amount. Pursuant to Statement of Financial Accounting Standards No, 109, "Accounting for Income Taxes", reductions to the valuation allowance are recorded as decreases in current period income tax expense.

NOTE 7 - ACQUISITIONS

On July 18, 1997, the Company acquired three branches of Wells Fargo Bank in Giddings, Marble Falls and Taylor, Texas. The Company acquired approximately $103.4 million in deposits and $2.6 million in the owned branch facilities, branch furniture, fixtures and certain equipment. The Company paid a purchase price of approximately $9.9 million for the Wells Fargo acquisitions.

NOTE 8 - ACCOUNTING CHANGES

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available for sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Amounts in the financial statements for earlier periods have been reclassified for comparative purposes, as required by SFAS No. 130.

NOTE 9 - STOCK REPURCHASE PLAN

On May 15, 1997, the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 500,000 shares of the Company's common stock through the open market based on market conditions.

In the first six months of 1998, 63,500 shares were purchased by the Company through the open market.

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


RESULTS OF OPERATIONS

     Net income for the three months ended June 30, 1998 was $1.1 million or $.23 per common share compared with $1.5 million or $.33 per common share for the three months ended June 30, 1997. The second quarter of 1998 included a non-recurring net trading loss in the amount of $524,000 and a non-recurring gain on investment securities of $107,000. With the exclusion of the non-recurring items, net income for the second quarter of 1998 was $1.5 million, or $.32 per share. Net interest income for the three months ended June 30, 1998 increased $889,000 over the same period of 1997 which is due to internal growth in the loan portfolio and the Wells Fargo acquisitions. Net interest income was $144,000 higher than the previous quarter ended March 31, 1998. Non-interest expenses were up $1.1 million, or 40%, for the three months ended June 30, 1998 compared to the three months ended June 30, 1997, this was primarily due to the expenses of operating the Wells Fargo ranches and the opening of two new branches in the first quarter of 1998. Non-interest income improved $246,000 or 37% for the three months ended June 30, 1998, excluding the non-recurring items, due to service charges and fees primarily from deposits obtained from the Wells Fargo acquisitions. For the three months ended June 30, 1998, the Company's return on average assets was .90%, or 1.25% adding back the non-recurring items. The return on average assets for the three months ended June 30, 1997 was 1.84%.

     Net income for the six months ended June 30, 1998 was $4.3 million or $.93 per common share compared with $4.1 million or $.89 per common share for the six months ended June 30, 1997. For the six months ended June 30, 1998, the Company's return on average assets was 1.83%, compared to 2.51% for the six months ended June 30, 1997 or 1.23% and 1.84%, deducting the non-recurring gains on securities, respectively. Average assets have increased $140.1 million or 42% over the six months ended June 30, 1997. The Company's return on average equity for the six months ended June 30, 1998 was 16.76%, or 11.27% deducting the non-recurring gains on securities. For the six months ended June 30, 1997 the Company's return on average equity was 19.03% and 14.04%, deducting the non-recurring gain on securities. The ratio of average stockholders' equity to total average assets was 10.9% and 13.1% for the six months ended June 30, 1998 and 1997, respectively.


NET INTEREST INCOME

     Net interest income constitutes the principal source of income for the Banks and represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The increase of $1.8 million or 26% in net interest income for the six months ended June 30, 1998 compared to the same period in 1997 was due to internal loan growth which accounts for $1.7 million of the increase and the remainder is due to the Wells Fargo acquisitions. Average loans increased $37 million or 33% over the second quarter of 1997. The net interest margin for the six months ended June 30, 1998 was 4.20% compared to 4.59% as of June 30, 1997. The net interest margin is the net return on earning assets which is computed by dividing taxable equivalent net interest income by average total earning assets.

     The net interest spread decreased 16 basis points to 3.59% at June 30, 1998 from 3.75% at June 30, 1997. The decrease in the net interest spread is primarily due to the increase in rates being paid on deposits and the decrease in the rates being paid on loans.

                       INTEREST EARNED/INCURRED AND RATES
                             (Dollars in thousands)

                                                            FOR THE THREE MONTHS ENDED         FOR THE THREE MONTHS ENDED
                                                                  JUNE 30, 1998                      JUNE 30, 1997
                                                      ------------------------------------  -------------------------------
                                                                  INTEREST                            INTEREST
                                                      AVERAGE      INCOME/       AVERAGE    AVERAGE    INCOME/    AVERAGE
                                                      BALANCE      EXPENSE      YIELD/RATE  BALANCE    EXPENSE   YIELD/RATE
                                                      --------     --------     ----------  --------   --------  ----------
INTEREST-EARNING ASSETS:
  Interest-bearing accounts                              1,709           28         6.57%      2,647         42       6.36%
  Federal funds sold                                    22,415          304         5.44%     20,997        299       5.71%
  Investment securities (F):
    US Treasuries                                      236,754        3,718         6.30%    161,774      2,543       6.31%
    US Government agencies                               4,890           76         6.23%      5,383         91       6.78%
    Other                                                  644           10         6.23%        631         11       6.99%
                                                      --------     --------     --------    --------   --------   --------
        Total investment securities                    242,288        3,804         6.30%    167,788      2,645       6.32%
  Loans, net of discounts (A)                          158,993        4,028        10.16%    114,983      3,058      10.67%
                                                      --------     --------     --------    --------   --------   --------
        Total interest-earning assets                  425,405        8,164         7.70%    306,415      6,044       7.91%
NON-INTEREST BEARING ASSETS:
  Cash and due from banks                               17,676                                14,242
  Allowance for possible loan losses                    (2,518)                               (2,450)
  Other assets                                          39,695                                19,056
                                                      --------                              --------
        Total assets                                   480,258                               337,263
                                                      ========                              ========
INTEREST-BEARING LIABILITIES:
  Interest bearing transaction accounts                 61,193          401         2.63%     38,789        278       2.87%
  Savings, money market and certificates of deposit    294,363        3,212         4.38%    202,600      2,117       4.19%
  Other debt                                             4,518           72         6.39%      2,858         58       8.14%
                                                      --------     --------     --------    --------   --------   --------
        Total interest-bearing liabilities             360,074        3,686         4.11%    244,247      2,453       4.03%
Non-interest bearing liabilities:
  Demand deposits                                       64,402                                46,452
  Other liabilities                                      3,296                                 2,046
                                                      --------                              --------
      Total liabilities                                427,772                               292,745
STOCKHOLDERS' EQUITY (F)                                52,486                                44,518
                                                      --------                              --------
      Total liabilities and stockholders' equity       480,258                               337,263
                                                      ========                              ========

Taxable equivalent net interest income                                4,478                               3,591
Less:  taxable equivalent adjustment                                      4                                   4
                                                                   --------                            --------
Net interest income                                                   4,474                               3,587
                                                                   ========                            ========
Net interest spread (B)                                                             3.59%                             3.88%
                                                                                ========                          ========
Net interest margin (C)                                                             4.22%                             4.70%
                                                                                ========                          ========
SELECTED OPERATING RATIOS:
  Return on assets (D)                                                              0.90%                             1.84%
                                                                                ========                          ========
  Return on equity (E)                                                              8.27%                            13.93%
                                                                                ========                          ========


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

                                                               FOR THE SIX MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                                    JUNE 30, 1998                         JUNE 30, 1997
                                                        -------------------------------------    ---------------------------------
                                                                     INTEREST                               INTEREST
                                                        AVERAGE       INCOME/       AVERAGE      AVERAGE     INCOME/     AVERAGE
                                                        BALANCE       EXPENSE      YIELD/RATE    BALANCE     EXPENSE    YIELD/RATE
                                                        --------      --------     ----------    --------   ---------   ----------
INTEREST-EARNING ASSETS:
   Interest-bearing accounts                                 969            32          6.62%       2,412          50        4.16%
   Federal funds sold                                     24,211           664          5.50%      22,932         621        5.43%
   Investment securities (F):
     US Treasuries                                       238,666         7,468          6.28%     157,886       4,916        6.24%
     US Government agencies                                4,498           146          6.51%       5,542         186        6.73%
     Other                                                   629            19          6.06%         671          21        6.28%
                                                        --------      --------      --------     --------    --------    --------
       Total investment securities                       243,793         7,633          6.28%     164,099       5,123        6.11%
   Loans, net of discounts (A)                           150,847         7,754         10.31%     113,848       6,009       10.59%
                                                        --------      --------      --------     --------    --------    --------
       Total interest-earning assets                     419,820        16,083          7.68%     303,291      11,803        7.75%

NON-INTEREST BEARING ASSETS:
   Cash and due from banks                                18,729                                   14,394
   Allowance for possible loan losses                     (2,511)                                  (2,431)
   Other assets                                           38,747                                   19,383
                                                        --------                                 --------
       Total assets                                      474,785                                  334,637
                                                        ========                                 ========

INTEREST-BEARING LIABILITIES:
   Interest bearing transaction accounts                  62,135           817          2.64%      40,194         571        2.85%
   Savings, money market and certificates of deposit     292,025         6,343          4.36%     199,642       4,126        4.14%
   Other debt                                              3,897           139          7.15%       3,065         129        8.44%
                                                        --------      --------      --------     --------    --------    --------
       Total interest-bearing liabilities                358,057         7,299          4.09%     242,901       4,826        4.01%
NON-INTEREST BEARING LIABILITIES:
   Demand deposits                                        61,732                                   46,243
   Other liabilities                                       3,126                                    1,708
                                                        --------                                 --------
       Total liabilities                                 422,915                                  290,852
STOCKHOLDERS' EQUITY (F)                                  51,870                                   43,785
                                                        --------                                 --------
       Total liabilities and stockholders' equity        474,785                                  334,637
                                                        ========                                 ========

Taxable equivalent net interest income                                   8,784                                  6,977
Less:  taxable equivalent adjustment                                         8                                      9
                                                                      --------                               --------
Net interest income                                                      8,776                                  6,968
                                                                      ========                               ========
Net interest spread (B)                                                                 3.59%                                3.75%
                                                                                    ========                             ========
Net interest margin (C)                                                                 4.20%                                4.59%
                                                                                    ========                             ========
SELECTED OPERATING RATIOS:
   Return on assets (D)                                                                 1.83%                                2.51%
                                                                                    ========                             ========
   Return on equity (E)                                                                16.76%                               19.03%
                                                                                    ========                             ========

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

     The following tables analyze the increase in taxable-equivalent net interest income stemming from changes in interest rates and from asset and liability volume, including mix, for the three and six months ended June 30, 1998 and 1997. Non-accruing loans have been included in assets for calculating this table, thereby reducing the yield on loans. The changes in interest due to both rate and volume in the table below have been allocated to volume or rate change on a pro-rata basis.

          ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME

                                                      THREE MONTHS ENDED JUNE 30, 1998
                                                             VS. JUNE 30, 1997
                                                     ----------------------------------
                                                                   Due to Changes in
                                                      Increase    ---------------------
                                                     (Decrease)      Rates     Volume
                                                     ----------   ---------- ----------
                                                             (Dollars in Thousands)
TAXABLE-EQUIVALENT INTEREST INCOME:
     Interest-bearing accounts                       $      (13)  $        1    $      (14)
     Federal funds sold                                       6          (15)           21
     Investment securities                                1,159           36         1,123
     Loans, net of discounts                                970         (201)        1,171
                                                     ----------   ----------    ----------
        Total taxable-equivalent interest income     $    2,122   $     (179)   $    2,301
INTEREST EXPENSE:
     Interest-bearing deposits                            1,221           99         1,122
     Other debt                                              14          (20)           34
                                                     ----------   ----------    ----------
        Total interest expense                            1,235           79         1,156
                                                     ----------   ----------    ----------

TAXABLE-EQUIVALENT NET INTEREST INCOME               $      887   $     (258)   $    1,145
                                                     ==========   ==========    ==========

                                                           SIX MONTHS ENDED JUNE 30, 1998
                                                                  VS. JUNE 30, 1997
                                                     ------------------------------------------
                                                                          Due to Changes in
                                                      Increase       --------------------------
                                                     (Decrease)        Rates           Volume
                                                     ----------      ----------      ----------
                                                                (Dollars in Thousands)
TAXABLE-EQUIVALENT INTEREST INCOME:
     Interest-bearing accounts                       $      (18)     $       12      $      (30)
     Federal funds sold                                      43               9              34
     Investment securities                                2,510              23           2,487
     Loans, net of discounts                              1,745            (209)          1,954
                                                     ----------      ----------      ----------
        Total taxable-equivalent interest income     $    4,280      $     (165)     $    4,445
INTEREST EXPENSE:
     Interest-bearing deposits                            2,465             245           2,220
     Other debt                                              10             (25)             35
                                                     ----------      ----------      ----------
        Total interest expense                            2,475             220           2,255
                                                     ----------      ----------      ----------

TAXABLE-EQUIVALENT NET INTEREST INCOME               $    1,805      $     (385)     $    2,190
                                                     ==========      ==========      ==========


     Taxable-equivalent net interest income for the six months ended June 30, 1998 increased $1.8 million or 26% over the same period in 1997. The increase is reflected in the increase in the volume of earning assets and in the increase in the market rates and volume of interest bearing liabilities.

INTEREST RATE SENSITIVITY

     Management seeks to maintain consistent growth of net interest income through periods of changing interest rates by avoiding fluctuating net interest margins. Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to repricing characteristics of interest earning assets and liabilities.

     The following table indicates the Company's interest rate sensitivity position at June 30, 1998:

                 INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES
                             (Dollars in thousands)

                                                                                                            NON-RATE
                                                              RATE SENSITIVE                                SENSITIVE
                                      --------------------------------------------------------------       ----------
                                      IMMEDIATELY         WITHIN           WITHIN                             OVER
                                       0-30 DAYS         90 DAYS          ONE YEAR          TOTAL           ONE YEAR        TOTAL
                                       ----------       ----------       ----------       ----------       ----------     ----------
    Loans, net of discounts            $   65,111       $   10,867       $   22,107       $   98,085       $   68,962     $  167,047
    Investment securities                   2,999            5,486           26,830           35,315          206,961        242,276
    Federal funds sold                     16,810               --               --           16,810               --         16,810
    Interest-bearing accounts               3,215              100               --            3,315               --          3,315
                                       ----------       ----------       ----------       ----------       ----------     ----------

          Total earning assets         $   88,135       $   16,453       $   48,937       $  153,525       $  275,923     $  429,448
                                       ==========       ==========       ==========       ==========       ==========     ==========

Interest-bearing liabilities:
    Interest-bearing transaction,
      savings and money market         $  151,309               --               --       $  151,309               --     $  151,309
    Certificates and time deposits         29,684           62,264           98,353          190,301           14,223        204,524
    Debt                                      551                2                6              559              332            891
                                       ----------       ----------       ----------       ----------       ----------     ----------

          Total interest-bearing
             liabilities               $  181,544       $   62,266       $   98,359       $  342,169       $   14,555     $  356,724
                                       ==========       ==========       ==========       ==========       ==========     ==========

Interest sensitivity gap               $  (93,409)      $  (45,813)      $  (49,422)      $ (188,644)
                                       ==========       ==========       ==========       ==========

Cumulative gap                         $  (93,409)      $ (139,222)      $ (188,644)      $ (188,644)
                                       ==========       ==========       ==========       ==========

Ratio of earning assets to
    interest-bearing liabilities             48.6%            26.4%            49.8%            44.9%

     The interest rate sensitivity table reflects a cumulative liability sensitive position during the one year period shown. Generally, this indicates that the liabilities reprice more quickly than the assets in a given period, and that a decline in market rates will benefit net interest income. An increase in market rates would have the opposite effect.

NON-INTEREST INCOME

     The major components of non-interest income are service charges and fees earned on deposit accounts. The following table summarizes changes in non-interest income for the six months ended June 30, 1998 and 1997:

                               NON-INTEREST INCOME
                             (Dollars in thousands)

                                                               SIX MONTHS ENDED                 1998/1997
                                                         ----------------------------   --------------------------
                                                         JUNE 30, 1998  JUNE 30, 1997    $ CHANGE        % CHANGE
                                                         -------------  -------------   ----------      ----------
Service charges and fees                                  $    1,588     $    1,250     $      338            27.0%
Net realized gains on sales of securities                        634          1,093           (459)          -42.0%
Net trading profits                                              789             --            789           100.0%
Net gains on sales of other real estate owned                     --             47            (47)         -100.0%
Miscellaneous income                                             183            163             20            12.3%
                                                          ----------     ----------     ----------      ----------
     Total non-interest income                            $    3,194     $    2,553     $      641            25.1%
                                                          ==========     ==========     ==========      ==========


     The $641,000 or 25.1% increase in non-interest income for the six months ended June 30, 1998 is due primarily to the $338,000 increase in service charges and fees and the $330,000 increase in net securities gains and trading account profits over the six months ended June 30, 1997. Excluding the nonrecurring gains on sales of securities and other real estate owned, non-interest income increased $358,000 or 25.3% over 1997. The Wells Fargo branch acquisitions represent the majority of the increase over the prior year in service charges and fees.

NON-INTEREST EXPENSE

     Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense. The following table summarizes the changes in non-interest expense for the six months ended June 30, 1998 and 1997:

                              NON-INTEREST EXPENSE
                             (Dollars in thousands)

                                                     SIX MONTHS ENDED                      1998/1997
                                              -------------------------------    ----------------------------
                                              JUNE 30, 1998    JUNE 30, 1997      $ CHANGE          % CHANGE
                                              -------------    --------------    ----------        ----------
Salaries and employee benefits                 $    3,764       $    2,763       $    1,001              36.2%
Occupancy and equipment expenses                    1,259              824              435              52.8%
Data processing fees                                  133              143              (10)             -7.0%
FDIC insurance                                         24               16                8              50.0%
Insurance                                              51               52               (1)             -1.9%
Office supplies                                       319              199              120              60.3%
Postage and courier                                   260              230               30              13.0%
Professional fees                                     424              365               59              16.2%
Goodwill amortization                                 188               28              160             571.4%
Miscellaneous other expenses                        1,038              634              404              63.7%
                                               ----------       ----------       ----------        ----------
     Total non-interest expense                $    7,460       $    5,254       $    2,206              42.0%
                                               ==========       ==========       ==========        ==========

     Total non-interest expense for the six months ended June 30, 1998 increased $2.2 million or 42.0% over 1997. Salaries and benefits rose $1 million or 36.2% in 1998. Approximately 43% of the increase is related to the acquisition of the Wells Fargo Bank branches in July 1997. Another factor increasing salaries and benefits was the hiring of additional personnel for the San Marcos and South Laredo branches which were opened during the first quarter of 1998. The $435,000 or 52.8% increase in occupancy and equipment expenses is due mainly to the (i) acquisitions of the three Wells Fargo bank buildings, (ii) construction of two new branches and (iii) installation of computer networks at the new locations. The $160,000 increase in goodwill is a result of the Wells Fargo branch acquisitions.


INCOME TAXES

     The Company recognized income tax expense of $96,000 for the six months ended June 30, 1998 compared to $94,000 for the six months ended June 30, 1997. At June 30, 1998, the Company had approximately $103 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years. If unused, approximately $99 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

CASH EARNINGS

     The Company has historically paid cash and used the purchase method in accounting for its acquisitions which has resulted in the creation of intangible assets. These intangible assets are deducted from capital in the determination of regulatory capital. Thus, "cash" or "tangible" earnings represents the regulatory capital generated during the year and can be viewed as net income excluding intangible amortization, net of tax. While the definition of "cash" or "tangible" earnings may vary by company, we believe this definition is appropriate as it measures the per share growth of regulatory capital, which impacts the amount available for stock repurchases and acquisitions. The following table reconciles reported earnings to net income excluding intangible amortization ("cash" earnings):

                                                                                 SIX MONTHS ENDED
                                           -----------------------------------------------------------------------------------------
                                                            June 1998                                       June 1997
                                           ------------------------------------------      -----------------------------------------
                                            Reported       Intangible        "Cash"         Reported       Intangible     "Cash"
                                            earnings      amortization      earnings        earnings      amortization    earnings
                                           ----------     ------------     ----------      ----------     ------------   ----------
Income before taxes                        $    4,442      $      188      $    4,630      $    4,261      $       28    $    4,289
Income taxes                                       96               3              99              94               1            95
                                           ----------      ----------      ----------      ----------      ----------    ----------
Net Income                                 $    4,346      $      185      $    4,531      $    4,167      $       27    $    4,194
                                           ==========      ==========      ==========      ==========      ==========    ==========

Net income per diluted
     common share                          $     0.91                      $     0.95      $     0.88                    $     0.89

Return on assets                                 1.83%                           1.91%           2.51%                         2.51%
Return on equity                                16.76%                          17.47%          19.03%                        19.16%

LOANS

     The following table presents the composition of the Company's loan portfolio by type of loan:

                                 LOAN PORTFOLIO
                             (Dollars in thousands)

                                 JUNE 30,          % OF        DECEMBER 31,     JUNE 30,
                                   1998           TOTAL           1997            1997
                                ----------     ----------      -----------    ----------
Commercial                          25,749           15.4%         22,911         19,837
Real estate construction            14,830            8.8%         10,338          7,666
Real estate mortgage               101,241           60.4%         81,752         73,196
Consumer installment loans,
  net of unearned discount          25,872           15.4%         21,312         17,761
                                ----------     ----------      ----------     ----------

Gross Loans                        167,692          100.0%        136,313        118,460
                                ----------     ==========      ==========     ==========

     Real estate mortgage loans have shown a 27% increase since June 30, 1997. Real estate loan demand has increased due to the banks offering home equity loans. The increase in total loans has been from internal growth. No loans were acquired from the Wells Fargo branch acquisitions.

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

     The Company recorded net recoveries of $25,000 for the six months ended June 30, 1998 compared to net recoveries of $26,000 for the six months ended June 30, 1997.

         The following table summarizes, for the periods presented, the activity in the allowance for loan losses arising from provisions credited to operations, loans charged off and recoveries of loans previously charged off.

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 1998            1997
                                                              ---------       ---------
Average loans outstanding                                     $ 150,847       $ 113,848

Balance of allowance for loan losses at beginning of year     $   2,458       $   2,408
Provision for loan losses                                            68              25
Charge-Offs:
     Commercial                                                      12              22
     Real estate construction                                        --              --
     Real estate mortgage                                            28              --
     Consumer installment                                            91              56
                                                              ---------       ---------
        Total charge-offs                                           131              78
                                                              ---------       ---------
Recoveries:
     Commercial                                                      10              19
     Real estate construction                                        --              --
     Real estate mortgage                                            30              19
     Consumer installment                                           116              66
                                                              ---------       ---------
        Total recoveries                                            156             104
                                                              ---------       ---------

        Net charge-offs (recoveries)                                (25)            (26)
                                                              ---------       ---------

Balance of allowance for loan losses at end of period         $   2,551       $   2,459
                                                              =========       =========

Net charge-offs (recoveries) as a percentage
     of average loans outstanding                                 -0.02%          -0.02%
                                                              =========       =========

Allowance for loan losses as a percentage of:
     Total loans, net of unearned discount                         1.52%           2.08%
                                                              =========       =========
     Non-performing loans                                        109.39%         158.74%
                                                              =========       =========


NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrual loans and foreclosed real estate. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is ninety days or more past due. All installment loans past due ninety days or more are placed on non-accrual unless the loan is well secured or in the process of collection. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on no accrual status, interest previously accrued but not collected is reversed and charged against current income.

     Foreclosed real estate consists of property which has been acquired through foreclosure. At the time of foreclosure, the property is recorded at the lower of the estimated fair value less selling expenses or the loan balance with any write down charged to the allowance for loan losses. Any future write downs on the property are charged to operations.

     The following table discloses non-performing assets and loans ninety days past due and still accruing interest as of June 30, 1998 and December 31, 1997:
(Dollars in thousands)

                              NON-PERFORMING ASSETS
                             (Dollars in Thousands)

                                                            1998          1997
                                                           ------        ------
Non-accrual loans                                          $1,964        $1,314
Foreclosed real estate                                        368           311
                                                           ------        ------
     Total non-performing assets                           $2,332        $1,625
                                                           ======        ======

Non-performing assets as a percentage of:
     Total assets                                            0.49%         0.34%
     Total loans plus foreclosed real estate                 1.39%         1.16%

Accruing loans past due 90 days or more                    $  616        $   40

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


LIQUIDITY

     Liquidity is the ability to have funds available at all times to meet the commitments of the Company. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and short-term investments in time deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the Company's trade area. The Banks have not and do not solicit brokered deposits as a funding source. The liquidity of the Company is enhanced by the fact that 78% of total deposits at June 30, 1998 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

     At June 30, 1998, the Company's liquid assets totaled $183 million or 38% of total gross assets, compared to 43% at June 30, 1997. Secondary sources of liquidity include the Banks' ability to sell loan participations and purchase federal funds. NBC-Eagle Pass has an approved federal funds line at a correspondent bank. NBC - Laredo has an approved line of credit with the Federal Home Loan Bank.

         The Company's principal source of funds consists of dividends received from the Banks, which derive their funds from deposits, interest and principal payments on loans and investment securities, sales of investment securities and borrowings.


CAPITAL RESOURCES

     Total stockholders' equity increased $3.1 million to $54.2 million at June 30, 1998 from $51.1 million at June 30, 1997. The ratio of total stockholders' equity to total assets was 11.3% at June 30, 1998 compared with 10.9% at June 30, 1997. The Company began a stock repurchase plan in 1997 and has repurchased 63,500 common shares at a cost of $1.3 million as of June 30, 1998.

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

     The table below illustrates the Company and its subsidiary Banks' compliance with the risk-based capital guidelines as of June 30, 1998:

                                                                 NBC               NBC               NBC                NBC
                                            CONSOLIDATED      EAGLE PASS          LAREDO           ROCKDALE           LULING
                                           -------------     ------------      ------------      ------------      ------------
                                                                   (DOLLARS IN THOUSANDS)
Total average assets (net of goodwill)     $    471,208      $    245,942      $     78,414      $    109,757      $     27,158
Risk weighted assets (net of goodwill)     $    176,184      $     90,871      $     49,833      $     28,121      $     17,350

Tier 1 capital                             $     43,178      $     16,346      $      7,824      $      6,313      $      3,507
Total capital                              $     45,385      $     17,442      $      8,414      $      6,665      $      3,727

Leverage ratio                                     9.16%             6.65%             9.98%             5.75%            12.91%
Risk based capital ratios:
     Tier 1                                       24.51%            17.99%            15.70%            22.45%            20.21%
     Total capital                                25.76%            19.19%            16.88%            23.70%            21.48%

YEAR 2000

     The Company has formed a Year 2000 project team comprising of technological, data processing, and operations personnel from each of the Banks' management. The project team has developed and is currently executing a planned review and risk assessment of all technology items used in the Company's operations, including core data processing systems, as well as material relationships with suppliers, correspondents, and customer groups. The identification of critical items and relations, and the renovation or replacement of items, which are non-compliant with current guidelines, is expected to be largely complete in 1998 in accordance with regulatory agency guidelines. Year 2000 compliance will be effected through data processing hardware and software upgrades and purchases of new equipment with an estimated aggregate cost of approximately $150,000. These costs are being expensed as incurred over a three-year period beginning in 1997.

FORWARD-LOOKING INFORMATION

     The Company may from time to time make "forward-looking" statements as such term is defined in The Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, the interest rate environment, governmental regulation and supervision, technological change, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from such forward-looking statements.

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




                                        NATIONAL BANCSHARES CORPORATION OF TEXAS



Date:  August 12, 1998                  By:       /s/  Anne Renfroe
                                           -------------------------------------
                                        Anne Renfroe, Chief Accounting Officer
                                        and Principal Financial Officer

                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                        DESCRIPTION
       11.1     Statement Regarding computation of Earnings Per Share

       27.1     Financial Data Schedule