Form 10-Q
period 1998-09-30
NATIONAL BANCSHARES CORP OF TEXAS
filed 1998-11-16
CIK 69834

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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

                                 (956) 724-2424
              (Registrant's telephone number, including area code)

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


     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,222,559 shares of Common Stock, $.001 par value, outstanding as of October 23, 1998.


================================================================================

Part I.  Financial Information
Item 1.  Financial Statements

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                                          1998               1997
                                                                                   ------------------ ------------------
ASSETS:
Cash and due from banks                                                                     $ 21,374           $ 27,278
Interest-bearing accounts                                                                        999                216
Federal funds sold                                                                            27,453             29,940
Trading securities                                                                               569              3,433
Investment securities available for sale                                                     143,704            139,771
Investment securities held to maturity                                                        95,109            106,631
Loans, net of discounts                                                                      174,956            136,313
Allowance for possible loan losses                                                            (2,647)            (2,458)
Bank premises and equipment, net                                                              15,722             12,538
Goodwill                                                                                       8,898              9,180
Other assets                                                                                   6,153              7,318
                                                                                   ------------------ ------------------
        Total Assets                                                                       $ 492,290          $ 470,160
                                                                                   ================== ==================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
    Demand deposits, non-interest bearing                                                   $ 62,205           $ 66,346
    Interest-bearing transaction accounts (NOW)                                               62,263             62,633
    Savings and money market accounts                                                         90,778             88,972
    Certificates and time deposits under $100,000                                            135,007            131,787
    Certificates and time deposits $100,000 and over                                          81,017             64,677
                                                                                   ------------------ ------------------
        Total Deposits                                                                       431,270            414,415
                                                                                   ------------------ ------------------
Accrued interest, taxes and other liabilities                                                  2,894              2,001
Other borrowings                                                                               3,790                  -
Long term notes payable                                                                          438              2,646
                                                                                   ------------------ ------------------
        Total Liabilities                                                                    438,392            419,062
Stockholders' Equity:
    Common Stock, $.001 par value, 100,000,000 shares authorized, 4,661,234 issued and 4,377,459 outstanding at September 30, 1998 and
      4,658,734 issued and outstanding at December 31, 1997                                        5                  5
    Surplus - Common Stock                                                                    16,355             16,341
    Retained earnings                                                                         39,006             32,796
    Accumulated other comprehensive income                                                     4,279              1,956
                                                                                   ------------------ ------------------
        Treasury Stock, at cost (283,775 shares)                                              (5,747)                 -
                                                                                   ------------------ ------------------
        Total Stockholders' Equity                                                            53,898             51,098
                                                                                   ------------------ ------------------
        Total Liabilities and Stockholders' Equity                                         $ 492,290          $ 470,160
                                                                                   ================== ==================

See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, except per share amounts)
                                  (Unaudited)


                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            -----------------------------  ----------------------------
                                                            SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                1998            1997            1998          1997
                                                            --------------  -------------  -------------  -------------
INTEREST INCOME:
    Interest and Fees on Loans                                    $ 4,335        $ 3,437       $ 12,081        $ 9,437
    Interest on Investment Securities                               3,677          3,531         11,310          8,673
    Interest on Federal Funds Sold                                    387            585          1,051          1,206
    Interest on Deposits in Banks                                      11             36             43             86
                                                            -------------- --------------  -------------  -------------
        TOTAL INTEREST INCOME                                       8,410          7,589         24,485         19,402

INTEREST EXPENSE:
    Interest on Deposits                                            3,702          3,198         10,863          7,894
    Interest on Debt                                                   43             81            182            211
                                                            -------------- --------------  -------------  -------------
        TOTAL INTEREST EXPENSE                                      3,745          3,279         11,045          8,105

NET INTEREST INCOME                                                 4,665          4,310         13,440         11,297
    Less: Provision for Possible Loan Losses                           82             10            150             35
                                                            -------------- --------------  -------------  -------------
NET INTEREST INCOME AFTER PROVISION FOR
    POSSIBLE LOAN LOSSES                                            4,583          4,300         13,290         11,262

NON-INTEREST INCOME:
    Service Charges and Fees                                          816            763          2,404          2,013
    Net Trading Account Profit (Loss)                                (224)             -            565              -
    Net realized Gains (Losses) on Sales of Securities                325             96            959          1,189
    Net Gains on Sales of Other Real Estate and Assets                  -              -              -             47
    Miscellaneous Income                                              227             89            410            252
                                                            -------------- --------------  -------------  -------------
        TOTAL NON-INTEREST INCOME                                   1,144            948          4,338          3,501

NON-INTEREST EXPENSE:
    Salaries and Employee Benefits                                  2,031          1,701          5,795          4,463
    Occupancy and Equipment Expenses                                  659            540          1,918          1,364
    Goodwill Amortization                                              94             76            282             97
    Other Expenses                                                  1,047          1,150          3,296          2,797
                                                            -------------- --------------  -------------  -------------
        TOTAL NON-INTEREST EXPENSE                                  3,831          3,467         11,291          8,721

INCOME BEFORE FEDERAL INCOME TAXES                                  1,896          1,781          6,337          6,042
Federal Income Tax Expense                                             31             37            127            131
                                                            -------------- --------------  -------------  -------------
NET INCOME                                                        $ 1,865        $ 1,744        $ 6,210        $ 5,911
                                                            ============== ==============  =============  =============

BASIC EARNINGS PER SHARE                                            $0.42          $0.37          $1.35          $1.27
                                                            ============== ==============  =============  =============

DILUTED EARNINGS PER SHARE                                          $0.40          $0.37          $1.32          $1.24
                                                            ============== ==============  =============  =============


See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)


                                                                                                         ACCUMULATED
                                                COMMON STOCK (A)                                            OTHER
                                        ---------------------------------                               COMPREHENSIVE
                                           NUMBER OF     PAR                 RETAINED     TREASURY          INCOME,
                                            SHARES      VALUE   SURPLUS      EARNINGS      STOCK          NET OF TAX         TOTAL
                                        ------------ -------- ----------- ------------ -------------  -----------------  -----------
BALANCE AT JANUARY 1, 1997                    4,659      $ 5    $ 16,341     $ 25,321   $        --            $ 1,242     $ 42,909
Net Income                                       --       --          --        7,475            --                 --        7,475
Unrealized gain on securities AFS,
     net of tax and reclassification
     adjustment                                  --       --          --           --            --                714          714
                                                                                                                         -----------
Total Comprehensive Income                                                                                                    8,189
                                        ------------ -------- ----------- ------------ -------------  -----------------  -----------
BALANCE AT DECEMBER 31, 1997                  4,659        5      16,341       32,796            --              1,956       51,098
Net Income                                       --       --          --        6,210            --                 --        6,210
Unrealized gain on securities AFS,
     net of tax and reclassification
     adjustment                                  --       --          --           --            --              2,323        2,323
                                                                                                                         -----------
Total Comprehensive Income                                                                                                    8,533
                                                                                                                         -----------
Exercise of stock options                         2       --          14           --            --                 --           14
Treasury stock purchased                       (284)      --          --           --        (5,747)                --       (5,747)
                                        ------------ -------- ----------- ------------ -------------  -----------------  -----------
BALANCE AT SEPTEMBER 30, 1998                 4,377      $ 5    $ 16,355     $ 39,006      $ (5,747)           $ 4,279     $ 53,898
                                        ============ ======== =========== ============ =============  =================  ===========


(A) Common Stock with a par value of $0.001 per share, 100,000,000 shares authorized.


Disclosure of reclassification amount:


Unrealized gain on securities AFS arising during period                                $ 1,690
Reclassification adjustment for gains included in income, net of tax of  $326              633
                                                                                    -----------
Net unrealized gain on securities AFS, net of tax                                      $ 2,323
                                                                                    ===========


See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)


                                                                                              NINE MONTHS ENDING
                                                                                                SEPTEMBER 30,
                                                                                    ---------------------------------------
                                                                                          1998                 1997
                                                                                    ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                    $ 6,210              $ 5,911
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                                              1,315                  758
     Credit for deferred federal income taxes                                                      63                   33
     Provision to allowance for possible loan losses                                              150                   35
     Net realized gains on securities available for sale                                         (959)              (1,190)
     Net decrease in trading account                                                            5,223                    -
     Gain on sale of other real estate owned and other assets                                       -                  (47)
     Increase in accrued interest receivable and other assets                                       5               (1,770)
     Increase in accrued interest payable and other liabilities                                   891                  913
                                                                                    ------------------  -------------------
         Net cash provided by operating activities                                             12,898                4,643
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net decrease in federal funds sold                                                         2,487                8,810
     Net increase in interest-bearing accounts                                                   (783)              (2,776)
     Net increase in loans                                                                    (38,702)             (19,508)
     Purchases of securities available for sale                                               (21,274)             (96,187)
     Proceeds from sales of securities available for sale                                      12,442               29,108
     Proceeds from maturities of securities available for sale                                  7,837               10,387
     Purchases of securities held to maturity                                                  (7,035)             (52,179)
     Proceeds from maturities of securities held to maturity                                   18,506               12,611
     Capital expenditures                                                                      (4,102)              (5,583)
     Proceeds from sale of other real estate owned                                                  -                  585
     Net payments for acquisitions                                                                  -               (7,319)
                                                                                    ------------------  -------------------
         Net cash used in investing activities                                                (30,624)            (122,051)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase(decrease) in demand deposits, NOW accounts,
         savings and money-market accounts                                                     (2,704)              54,557
     Net increase in certificates of deposit and time deposits                                 19,560               58,582
     Proceeds from advances on other borrowings                                                 3,006               12,319
     Principal payments on other borrowings                                                    (2,307)              (5,147)
     Purchase of treasury stock                                                                (5,747)                   -
     Proceeds from exercise of common stock options                                                14                    -
                                                                                    ------------------  -------------------
         Net cash provided by financing activities                                             11,822              120,311

Net (decrease) increase in cash and due from banks                                             (5,904)               2,903
Cash and due from banks at beginning of period                                                 27,278               17,305
                                                                                    ------------------  -------------------
Cash and due from banks at end of period                                                     $ 21,374             $ 20,208
                                                                                    ==================  ===================

SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest Paid                                                                           $ 10,942             $  7,586
     Federal income taxes paid                                                               $     64             $    108
     Loans originated to facilitate the sale of foreclosed assets                            $      -             $    478
     Loan foreclosures                                                                       $     99             $     94


See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Bancshares Corporation of Texas and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the parent company and all subsidiaries, and all significant intercompany balances and transactions have been eliminated. Certain items in prior year's financial statements have been reclassified in conformity with the current year's presentation. The consolidated financial statements are unaudited, but include all adjustments (consisting primarily of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results of the periods presented. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be reported for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.


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


NOTE 3 - INVESTMENT SECURITIES AND OBLIGATIONS FROM SHORT-SALE TRANSACTIONS

The following tables present the amortized cost and approximate fair value of the investment securities portfolio as of September 30, 1998 and December 31, 1997 (Dollars in thousands):


                                                                             SEPTEMBER 30, 1998
                                                           -------------------------------------------------------
                                                                              GROSS        GROSS
                                                             AMORTIZED     UNREALIZED    UNREALIZED   APPROXIMATE
                                                               COST           GAINS        LOSSES      FAIR VALUE
                                                           ------------- ------------- ------------- -------------
SECURITIES AVAILABLE FOR SALE:
    U.S. Treasury securities                                  $ 130,125       $ 6,938        $    -     $ 137,063
    U.S. Government agency and mortgage-backed securities         2,198            22             0         2,220
    Other securities including Federal Reserve Bank stock         4,899             0          (478)        4,421
                                                           ------------- ------------- ------------- -------------
        Total                                                 $ 137,222       $ 6,960        $ (478)    $ 143,704
                                                           ============= ============= ============= =============

SECURITIES HELD TO MATURITY:
    U.S. Treasury securities                                  $  92,925       $ 4,413        $    -     $  97,338
    U.S. Government agency and mortgage-backed securities         2,119            14             0         2,133
    Foreign debt securities                                          65             2            (3)           64
                                                           ------------- ------------- ------------- -------------
        Total                                                 $  95,109       $ 4,429        $   (3)    $  99,535
                                                           ============= ============= ============= =============

                                                                             DECEMBER 31, 1997
                                                           -------------------------------------------------------
                                                                              GROSS        GROSS
                                                             AMORTIZED     UNREALIZED    UNREALIZED   APPROXIMATE
                                                               COST           GAINS        LOSSES      FAIR VALUE
                                                           ------------- ------------- ------------- -------------
SECURITIES AVAILABLE FOR SALE:
    U.S. Treasury securities                                  $ 133,545       $ 2,543         $   -     $ 136,088
    U.S. Government agency and mortgage-backed securities         1,584            17             -         1,601
    Other securities including Federal Reserve Bank stock         1,677           405             -         2,082
                                                           ------------- ------------- ------------- -------------
        Total                                                 $ 136,806       $ 2,965         $   -     $ 139,771
                                                           ============= ============= ============= =============

SECURITIES HELD TO MATURITY:
    U.S. Treasury securities                                  $ 103,932       $ 1,646         $  (4)    $ 105,574
    U.S. Government agency and mortgage-backed securities         2,635            34             -         2,669
    Foreign debt securities                                          64             -            (8)           56
                                                           ------------- ------------- ------------- -------------
        Total                                                 $ 106,631       $ 1,680         $ (12)    $ 108,299
                                                           ============= ============= ============= =============

Unrealized gains and losses on investment securities held at September 30, 1998 and December 31, 1997 have been judged to be temporary market fluctuations with no material financial impact on the Company.


The following table shows the maturity schedule of the Company's investment portfolio as of September 30, 1998 (Dollars in thousands):


                                                                             SEPTEMBER 30, 1998
                                                           -------------------------------------------------------
                                                               AVAILABLE FOR SALE           HELD TO MATURITY
                                                           --------------------------- ---------------------------
                                                             AMORTIZED     APPROXIMATE   AMORTIZED     APPROXIMATE
                                                                COST       FAIR  VALUE      COST       FAIR  VALUE
                                                           -------------------------------------------------------
Due in one year or less                                        $ 18,180      $ 18,336      $ 14,991      $ 15,143
Due in one year to five years                                    71,894        74,947        51,542        53,597
Due from five to ten years                                       42,178        45,925        26,457        28,662
Due after ten years                                                 318           322         2,119         2,133
                                                           ------------- ------------- ------------- -------------
    Total                                                     $ 132,570     $ 139,530      $ 95,109      $ 99,535
Equity Securities                                                 4,312         3,834            --            --
Federal Reserve Bank Stock                                          340           340            --            --
                                                           ------------- ------------- ------------- -------------
    Total                                                     $ 137,222     $ 143,704      $ 95,109      $ 99,535
                                                           ============= ============= ============= =============


The carrying value of investment securities pledged to secure public funds amounted to approximately $55,773,000 at September 30, 1998 and $36,167,000 at December 31, 1997.

NOTE 4 - LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

An analysis of the allowance for possible loan losses for the nine months ended September 30, 1998 and 1997 is presented below:



                                                                                   NINE MONTHS ENDED
                                                                              ----------------------------
                                                                                SEPTEMBER      SEPTEMBER
                                                                                30,  1998      30,  1997
                                                                              ----------------------------
                                                                                 (Dollars in Thousands)
Balance at beginning of period                                                     $ 2,458        $ 2,408
    Provisions to allowance for possible loan losses                                   150             35
    Losses charged to the allowance                                                   (197)          (157)
    Recoveries credited to the allowance                                               236            166
                                                                              -------------  -------------
        Net (charge-offs) recoveries                                                    39              9
                                                                              -------------  -------------
Balance at end of period                                                           $ 2,647        $ 2,452
                                                                              =============  =============


Impaired Loans

A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. At September 30, 1998 and 1997, the Banks have impaired loans of $1,806,000 and $1,211,000, respectively. The allowance for loan losses related to those loans was $144,000 and $97,000, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 1998 was $1,583,000 and $1,262,000, respectively. Interest income of approximately $40,000 and $95,000 on impaired loans was recognized for cash payments received during the nine months ended September 30, 1998 and 1997, respectively.

NOTE 5 - OTHER BORROWINGS

On September 30, 1998, a subsidiary bank holding company maintained a margin account which is secured by investment securities. The interest rate is variable (6.75% at September 30, 1998).

NOTE 6 - NOTES PAYABLE

On September 30, 1997, the Company executed a $4 million note with Texas Independent Bank in Dallas. The note bears a variable interest rate at New York prime (8.25% at September 30, 1998). Principal payments of $200,000 plus interest are due quarterly, with the balance due at maturity. The note matures on September 30, 2000. The note is collateralized by the common stock of NBT of Delaware, Inc. and the stock of the subsidiary banks. The note was paid in full as of September 30, 1998.

In May 1994, July 1995, and September 1998, a subsidiary Bank borrowed $200,000, $175,000, and $100,000, respectively, from the Federal Home Loan Bank of Dallas. The notes bear interest rates of 7.49%, 6.393%, and 5.15%, respectively. The maturity dates of the notes are June 1999, August 2015, and October 2018, respectively. Principal and interest payments are due monthly in the approximate amount of $3,570 per month in the aggregate with the remaining balances due at maturity. These loans are secured by a certain block of fixed rate mortgage loans carried by the subsidiary Bank.

NOTE 7 - INCOME TAX EXPENSE

The provision for Federal income tax expense is less than that computed by applying the federal statutory rate of 34% as indicated in the following analysis:


                                                                             NINE MONTHS ENDED
                                                                         ---------------------------
                                                                          SEPTEMBER     SEPTEMBER
                                                                          30,  1998     30,  1997
                                                                         ---------------------------
                                                                            (Dollars in Thousands)
Tax based on statutory rate                                                   $ 2,154         2,054
Decrease in deferred tax asset valuation allowance                             (2,286)       (2,200)
Alternative minimum tax                                                           127           121
Other, net                                                                        132           156
                                                                         ------------- -------------
Federal income tax expense                                                      $ 127         $ 131
                                                                         ============= =============


The Company had approximately $96 million in net operating loss carryforwards at September 30, 1998 which will be available to reduce income tax liabilities in future years. If unused, approximately $89 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006. The net operating loss carryforwards, along with certain other items, create deferred tax assets. A valuation allowance has been created to reduce deferred tax assets to an amount more likely than not to be realized. During the nine months ended September 30, 1998 and 1997, the valuation allowance has been reduced to adjust the recorded deferred tax asset to the realizable amount. Pursuant to Statement of Financial Accounting Standards No, 109, "Accounting for Income Taxes", reductions to the valuation allowance are recorded as decreases in current period income tax expense.

NOTE 8 - ACQUISITIONS

On July 18, 1997, the Company acquired three branches of Wells Fargo Bank in Giddings, Marble Falls and Taylor, Texas. The Company acquired approximately $103.4 million in deposits and $2.6 million in the owned branch facilities, branch furniture, fixtures and certain equipment. The Company paid a purchase price of approximately $9.9 million for the Wells Fargo acquisitions.

NOTE 9 - ACCOUNTING CHANGES

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

NOTE 10 - STOCK REPURCHASE PLAN

On May 15, 1997, the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 500,000 shares of the Company's common stock through the open market based on market conditions.

In the first nine months of 1998, 283,775 shares were purchased by the Company through the open market.

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



RESULTS OF OPERATIONS

     Net income for the three months ended September 30, 1998 was $1.9 million or $.42 per common share compared with $1.7 million or $.37 per common share for the three months ended September 30, 1997. The third quarter of 1998 included a non-recurring net trading loss in the amount of $224,000 and a non-recurring gain on investment securities of $325,000. The third quarter of 1997 included a non-recurring investment securities gain of $96,000. With the exclusion of the non-recurring items, net income for the third quarter of 1998 was $1.8 million, or $.39 per share. Excluding the non-recurring item, net income for the third quarter of 1997 was $1.6 million or $.35 per share. Net interest income for the three months ended September 30, 1998 increased $354,000 over the same period of 1997 which is due primarily to internal growth in the loan portfolio. Non-interest expenses were up $364,000, or 10%, for the three months ended September 30, 1998 compared to the three months ended September 30, 1997, this was primarily due to the opening of two new branches in the first quarter of 1998. Non-interest income improved $191,000 or 22% for the three months ended September 30, 1998, excluding the non-recurring items. For the three months ended September 30, 1998, the Company's return on average assets was 1.51%, or 1.45% adjusting for the non-recurring items. The return on average assets for the three months ended September 30, 1997 was 1.84% or 1.54% after deducting the securities gain.

     Net income for the nine months ended September 30, 1998 was $6.2 million or $1.35 per common share compared with $5.9 million or $1.27 per common share for the nine months ended September 30, 1997. For the nine months ended September 30, 1998, the Company's return on average assets was 1.73%, compared to 2.14% for the nine months ended September 30, 1997 or 1.30% and 1.71%, after deducting the non-recurring gains on securities, respectively. Average assets have increased $111 million or 30% over the nine months ended September 30, 1997. The Company's return on average equity for the nine months ended
September 30, 1998 was 15.77%, or 11.87% after deducting the non-recurring gains on securities. For the nine months ended September 30, 1997 the Company's return on average equity was 17.56% or 14.03%, after deducting the non-recurring gain on securities. The ratio of average stockholders' equity to total average assets was 11.0% and 12.2% for the nine months ended September
30, 1998 and 1997, respectively.


NET INTEREST INCOME

     Net interest income constitutes the principal source of income for the Banks and represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The increase of $2.1 million or 19% in net interest income for the nine months ended September 30, 1998 compared to the same period in 1997 was due to internal loan growth. Average loans increased $39 million or 33% over the third quarter of 1997. The net interest margin for the nine months ended September 30, 1998 was 4.23% compared to 4.56% as of September 30, 1997. The net interest margin is the net return on earning assets which is computed by dividing taxable equivalent net interest income by average total earning assets.

     The net interest spread decreased 21 basis points to 3.60% at September 30, 1998 from 3.81% at September 30, 1997. The decrease in the net interest spread is primarily due to the increase in rates being paid on deposits and the decrease in the rates being received on loans.

                       INTEREST EARNED/INCURRED AND RATES
                             (Dollars in thousands)


                                               FOR THE THREE MONTHS ENDED        FOR THE THREE MONTHS ENDED
                                                   SEPTEMBER 30, 1998                SEPTEMBER 30, 1997
                                            --------------------------------  -----------------------------------
                                                       INTEREST                           INTEREST
                                             AVERAGE    INCOME/    AVERAGE     AVERAGE     INCOME/    AVERAGE
                                             BALANCE    EXPENSE   YIELD/RATE   BALANCE     EXPENSE    YIELD/RATE
-----------------------------------------   ---------- ---------- ----------  ----------- ---------- ------------
INTEREST-EARNING ASSETS:
  Interest-bearing accounts                       769         10       5.16%       3,176         36       4.50%
  Federal funds sold                           26,409        387       5.81%      41,489        585       5.59%
  Investment securities (F):
    US Treasuries                             228,080      3,597       6.26%     203,448      3,371       6.57%
    US Government agencies                      4,513         70       6.15%       5,122         87       6.74%
    Other                                         647         10       6.13%       1,442         73       6.91%
                                            ---------- ---------- ----------  ----------- ---------- ----------
        Total investment securities           233,240      3,677       6.25%     210,012      3,531       6.67%
  Loans, net of discounts (A)                 171,677      4,338      10.02%     126,819      3,441      10.76%
                                            ---------- ---------- ----------  ----------- ---------- ----------
        Total interest-earning assets         432,095      8,412       7.72%     381,496      7,593       7.90%

NON-INTEREST BEARING ASSETS:
  Cash and due from banks                      17,365                             22,722
  Allowance for possible loan losses           (2,576)                            (2,472)
  Other assets                                 39,745                             25,563
                                            ----------                        -----------
        Total assets                          486,629                            427,309
                                            ==========                        ===========

INTEREST-BEARING LIABILITIES:
  Interest bearing transaction accounts        61,051        400       2.60%      53,227        365       2.72%
  Savings, money market and certificates
       of deposit                             300,245      3,302       4.36%     248,849      2,832       4.52%
  Other debt                                    2,536         43       6.73%       3,785         82       8.60%
                                            ---------- ---------- ----------  ----------- ---------- ----------
        Total interest-bearing liabilities    363,832      3,745       4.08%     305,861      3,279       4.25%
Non-interest bearing liabilities:
  Demand deposits                              63,810                             69,046
  Other liabilities                             4,792                              5,508
                                            ----------                        -----------
      Total liabilities                       432,434                            380,415
STOCKHOLDERS' EQUITY (F)                       54,195                             46,894
                                            ----------                        -----------
      Total liabilities and stockholders'
           equity                             486,629                            427,309
                                            ==========                        ===========

Taxable equivalent net interest income                     4,667                              4,314
Less:  taxable equivalent adjustment                           3                                  4
                                                       ----------                         ----------
Net interest income                                        4,664                              4,310
                                                       ==========                         ==========
Net interest spread (B)                                                3.64%                              3.64%
                                                                  ==========                         ==========
Net interest margin (C)                                                4.29%                              4.49%
                                                                  ==========                         ==========
SELECTED OPERATING RATIOS:
  Return on assets (D)                                                 1.51%                              1.84%
                                                                  ==========                         ==========
  Return on equity (E)                                                13.63%                             13.93%
                                                                  ==========                         ==========


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

                                               FOR THE NINE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30, 1998               SEPTEMBER 30, 1997
                                           ------------------------------------------------------------------
                                                      INTEREST                          INTEREST
                                            AVERAGE    INCOME/    AVERAGE     AVERAGE    INCOME/    AVERAGE
                                            BALANCE    EXPENSE   YIELD/RATE   BALANCE    EXPENSE   YIELD/RATE
----------------------------------------   ---------- ---------- ----------  ---------- ---------- ----------
INTEREST-EARNING ASSETS:
   Interest-bearing accounts                   1,169         42       4.80%      2,666         86       4.31%
   Federal funds sold                         26,131      1,051       5.38%     28,891      1,206       5.58%
   Investment securities (F):
     US Treasuries                           235,126     11,065       6.29%    173,017      8,287       6.40%
     US Government agencies                    4,501        216       6.42%      5,402        273       6.76%
     Other                                       635         29       6.11%      1,525        113       8.07%
                                           ---------- ---------- ----------  ---------- ---------- ----------
       Total investment securities           240,262     11,310       6.29%    179,944      8,673       6.44%
   Loans, net of discounts (A)               157,814     12,092      10.24%    118,971      9,450      10.62%
                                           ---------- ---------- ----------  ---------- ---------- ----------
       Total interest-earning assets         425,376     24,495       7.70%    330,472     19,415       7.85%

NON-INTEREST BEARING ASSETS:
   Cash and due from banks                    18,274                            19,674
   Allowance for possible loan losses         (2,533)                           (2,428)
   Other assets                               38,192                            20,803
                                           ----------                        ----------
       Total assets                          479,309                           368,521
                                           ==========                        ==========

INTEREST-BEARING LIABILITIES:
   Interest bearing transaction accounts      61,772      1,217       2.63%     44,612        936       2.81%
   Savings, money market and certificates
        of deposit                           294,796      9,645       4.37%    219,060      6,958       4.25%
   Other debt                                  3,296        182       7.38%      3,385        211       8.33%
                                           ---------- ---------- ----------  ---------- ---------- ----------
       Total interest-bearing liabilities    359,864     11,044       4.10%    267,057      8,105       4.06%
NON-INTEREST BEARING LIABILITIES:
   Demand deposits                            62,429                            53,689
   Other liabilities                           4,350                             2,896
                                           ----------                        ----------
       Total liabilities                     426,643                           323,642
STOCKHOLDERS' EQUITY (F)                      52,666                            44,879
                                           ----------                        ----------
       Total liabilities and stockholders'
            equity                           479,309                           368,521
                                           ==========                        ==========

Taxable equivalent net interest income                   13,451                            11,310
Less:  taxable equivalent adjustment                         11                                13
                                                      ----------                        ----------
Net interest income                                      13,440                            11,297
                                                      ==========                        ==========
Net interest spread (B)                                               3.60%                             3.79%
                                                                 ==========                        ==========
Net interest margin (C)                                               4.23%                             4.56%
                                                                 ==========                        ==========
SELECTED OPERATING RATIOS:
   Return on assets (D)                                               1.73%                             2.14%
                                                                 ==========                        ==========
   Return on equity (E)                                              15.77%                            17.56%
                                                                 ==========                        ==========


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

The following tables analyze the increase in taxable-equivalent net interest income stemming from changes in interest rates and from asset and liability volume, including mix, for the three and nine months ended September 30, 1998 and 1997. Non-accruing loans have been included in assets for calculating this table, thereby reducing the yield on loans. The changes in interest due to both rate and volume in the table below have been allocated to volume or rate change on a pro-rata basis.

         ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME


                                            Three months ended September 30, 1998
                                                   vs. September 30, 1997
                                            -------------------------------------
                                                            Due to Changes in
                                             Increase    ------------------------
                                            (Decrease)     Rates        Volume
                                            -----------  -----------  -----------
                                                   (Dollars in Thousands)
TAXABLE-EQUIVALENT INTEREST INCOME:
    Interest-bearing accounts               $      (26)  $        1   $      (27)
    Federal funds sold                            (198)          15         (213)
    Investment securities                          146         (243)         389
    Loans, net of discounts                        897         (318)       1,215
                                            -----------  -----------  -----------
        Total taxable-equivalent interest
             income                         $      819   $     (545)  $    1,364
INTEREST EXPENSE:
    Interest-bearing deposits                      505         (132)         637
    Other debt                                     (39)         (12)         (27)
                                            -----------  -----------  -----------
        Total interest expense                     466         (144)         610
                                            -----------  -----------  -----------

TAXABLE-EQUIVALENT NET INTEREST INCOME      $      353   $     (401)  $      754
                                            ===========  ===========  ===========



                                     Nine Month Periods Ended September 30, 1998
                                               vs. September 30, 1997
                                     ------------------------------------------
                                                       Due to Changes in
                                            Increase  --------------------
                                           (Decrease)  Rates      Volume
                                           --------------------  ---------
                                               (Dollars in Thousands)
TAXABLE-EQUIVALENT INTEREST INCOME:
        Interest-bearing accounts          $    (44)  $      4   $    (48)
        Federal funds sold                     (155)       (40)      (115)
        Investment securities                 2,637       (271)     2,908
        Loans, net of discounts               2,642       (445)     3,087
                                           ---------  ---------  ---------
            Total taxable-equivalent
                 interest income           $  5,080   $   (752)  $  5,832
INTEREST EXPENSE:
        Interest-bearing deposits             2,968        203      2,765
        Other debt                              (29)       (23)        (6)
                                           ---------  ---------  ---------
            Total interest expense            2,939        180      2,759
                                           ---------  ---------  ---------

    TAXABLE-EQUIVALENT NET INTEREST INCOME $  2,141   $   (932)  $  3,073
                                           =========  =========  =========


     Taxable-equivalent net interest income for the nine months ended September 30, 1998 increased $2.1 million or 19% over the same period in 1997. The increase is reflected in the increase in the volume of earning assets and in the increase in the volume of interest bearing liabilities.

INTEREST RATE SENSITIVITY

     Management seeks to maintain consistent growth of net interest income through periods of changing interest rates by avoiding fluctuating net interest margins. Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to repricing characteristics of interest earning assets and liabilities.

     The following table indicates the Company's interest rate sensitivity position at September 30, 1998:

                 INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES
                             (Dollars in thousands)


                                                                                                            NON-RATE
                                                                RATE SENSITIVE                              SENSITIVE
                                        ------------------------------------------------------------        ---------
                                        IMMEDIATELY       WITHIN           WITHIN                            OVER
                                         0-30 DAYS        90 DAYS         ONE YEAR           TOTAL          ONE YEAR         TOTAL
                                        ---------        ---------        ---------        ---------        ---------      ---------
    Loans, net of discounts             $  58,875        $   9,519        $  23,949        $  92,343        $  82,613      $ 174,956
    Investment securities                   3,004            5,157           25,166           33,327          205,486        238,813
    Federal funds sold                     27,453               --               --           27,453               --         27,453
    Interest-bearing accounts                 274               --              300              574              425            999
                                        ---------        ---------        ---------        ---------        ---------      ---------

          Total earning assets          $  89,606        $  14,676        $  49,415        $ 153,697        $ 288,524      $ 442,221
                                        =========        =========        =========        =========        =========      =========

Interest-bearing liabilities:
    Interest-bearing transaction,
      savings and money market          $ 153,041               --               --        $ 153,041               --      $ 153,041
    Certificates and time deposits         39,602           45,676          116,910          202,188           13,836        216,024
    Debt                                    3,791                3               12            3,806              422          4,228
                                        ---------        ---------        ---------        ---------        ---------      ---------

          Total interest-bearing
             liabilities                $ 196,434        $  45,679        $ 116,922        $ 359,035        $  14,258      $ 373,293
                                        =========        =========        =========        =========        =========      =========

Interest sensitivity gap                $(106,828)       $ (31,003)       $ (67,507)       $(205,338)
                                        =========        =========        =========        =========

Cumulative gap                          $(106,828)       $(137,831)       $(205,338)       $(205,338)
                                        =========        =========        =========        =========

Ratio of earning assets to
    interest-bearing liabilities             45.6%            32.1%            42.3%            42.8%


     The interest rate sensitivity table reflects a cumulative liability sensitive position during the one-year period shown. Generally, this indicates that the liabilities reprice more quickly than the assets in a given period, and that a decline in market rates will benefit net interest income. An increase in market rates would have the opposite effect.

NON-INTEREST INCOME

     The major components of non-interest income are service charges and fees earned on deposit accounts. The following table summarizes changes in non-interest income for the nine months ended September 30, 1998 and 1997:

                               NON-INTEREST INCOME
                             (Dollars in thousands)


                                                         NINE MONTHS ENDED         1998/1997
                                                     -----------------------  --------------------
                                                     SEPTEMBER    SEPTEMBER
                                                     30,  1998    30,  1997   $ CHANGE  % CHANGE
                                                     ----------  -----------  ---------  ---------
Service charges and fees                               $ 2,404      $ 2,013      $ 391       19.4%
Net realized gains on sales of securities                  959        1,189       (230)     -19.3%
Net trading profits                                        565            -        565      100.0%
Net gains on sales of other real estate owned                -           47        (47)    -100.0%
Miscellaneous income                                       410          252        158       62.7%
                                                     ----------  -----------  ---------  ---------
     Total non-interest income                         $ 4,338      $ 3,501      $ 837       23.9%
                                                     ==========  ===========  =========  ========



     The $837,000 or 23.9% increase in non-interest income for the nine months ended September 30, 1998 is due primarily to the $391,000 increase in service charges and fees and the $335,000 increase in net securities gains and trading account profits over the nine months ended September 30, 1997. Excluding the nonrecurring gains on sales of securities and other real estate owned, non-interest income increased $549,000 or 24.2% over 1997.

NON-INTEREST EXPENSE

     Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense. The following table summarizes the changes in non-interest expense for the nine months ended September 30, 1998 and 1997:

                              NON-INTEREST EXPENSE
                             (Dollars in thousands)



                                                             NINE MONTHS ENDED                       1998/1997
                                                     -----------------------------------  --------------------------------
                                                          SEPTEMBER         SEPTEMBER         $ CHANGE         % CHANGE
                                                          30,  1998         30,  1997
                                                     ----------------- -----------------  ---------------- ---------------
Salaries and employee benefits                                $ 5,795           $ 4,463           $ 1,332            29.8%
Occupancy and equipment expenses                                1,918             1,364               554            40.6%
Data processing fees                                              199               190                 9             4.7%
FDIC insurance                                                     36                24                12            50.0%
Insurance                                                          77                78                (1)           -1.3%
Office supplies                                                   464               386                78            20.2%
Postage and courier                                               379               444               (65)          -14.6%
Professional fees                                                 670               578                92            15.9%
Goodwill amortization                                             282                97               185           190.7%
Miscellaneous other expenses                                    1,471             1,097               374            34.1%
                                                     ----------------- -----------------  ---------------- ---------------
     Total non-interest expense                              $ 11,291           $ 8,721           $ 2,570            29.5%
                                                     ================= =================  ================ ===============


     Total non-interest expense for the nine months ended September 30, 1998 increased $2.6 million or 29.5% over 1997. Salaries and benefits rose $1.3 million or 29.8% in 1998. Salaries and benefits increased due to the hiring of personnel for the San Marcos and South Laredo branches which were opened during the first quarter of 1998 and operating the Wells Fargo branches which were acquired in July 1997. The $554,000 or 40.6% increase in occupancy and equipment expenses is due mainly to the (i) acquisitions of the three Wells Fargo bank buildings, (ii) construction of two new branches and (iii) installation of computer networks at the new locations. The $185,000 increase in goodwill is a result of the Wells Fargo branch acquisitions.

INCOME TAXES

     The Company recognized income tax expense of $127,000 for the nine months ended September 30, 1998 compared to $131,000 for the nine months ended September 30, 1997. At September 30, 1998, the Company had approximately $96 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years. If unused, approximately $89 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

CASH EARNINGS

     The Company has historically paid cash and used the purchase method in accounting for its acquisitions which has resulted in the creation of intangible assets. These intangible assets are deducted from capital in the determination of regulatory capital. Thus, "cash" or "tangible" earnings represents the regulatory capital generated during the year and can be viewed as net income excluding intangible amortization, net of tax. While the definition of "cash" or "tangible" earnings may vary by company, we believe this definition is appropriate as it measures the per share growth of regulatory capital, which impacts the amount available for stock repurchases and acquisitions. The following table reconciles reported earnings to net income excluding intangible amortization ("cash" earnings


                                                             NINE MONTHS ENDED
                           ---------------------------------------------------------------------------------------
                                        September 1998                               September 1997
                           ------------------------------------------   ------------------------------------------
                              Reported     Intangible      "Cash"          Reported    Intangible        "Cash"
                              earnings    amortization    earnings         earnings   amortization      earnings
                           -------------- ------------- -------------   ------------- -------------  -------------
Income before taxes              $ 6,337         $ 282       $ 6,619         $ 6,042          $ 97        $ 6,139
Income taxes                         127             6           133             131             2            133
                           -------------- ------------- -------------   ------------- -------------  -------------
Net Income                       $ 6,210         $ 276       $ 6,486         $ 5,911          $ 95        $ 6,006
                           ============== ============= =============   ============= =============  =============

Net income per diluted
     common share                $  1.32                     $  1.39         $  1.27                      $  1.29

Return on assets                    1.68%                       1.76%           1.73%                        1.76%
Return on equity                   15.36%                      16.05%          16.22%                       16.48%

LOANS

     The following table presents the composition of the Company's loan portfolio by type of loan:

                                 LOAN PORTFOLIO
                             (Dollars in thousands)


                                                         SEPTEMBER 30,        % OF         DECEMBER 31,         SEPTEMBER 30,
                                                             1998            TOTAL             1997                  1997
                                                       ------------------  -----------   ------------------   -------------------
Commercial                                                        28,251          16.2%             22,911                24,989
Real estate construction                                          12,851           7.3%             10,338                10,211
Real estate mortgage                                             108,627          62.1%             81,752                77,759
Consumer installment loans,
  net of unearned discount                                        25,227          14.4%             21,312                19,722
                                                       ------------------  -----------   ------------------   -------------------

Gross Loans                                                      174,956         100.0%            136,313               132,681
                                                       ==================  ===========   ==================   ===================



     Real estate mortgage loans have shown a 40% increase since September 30, 1997. Real estate loan demand has increased due to the banks offering home equity loans. Commercial loans increased $4.7 million or 16% over September 30, 1997. The increase in total loans has been from internal growth. No loans were acquired from the Wells Fargo branch acquisitions.

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

     The Company recorded net recoveries of $39,000 for the nine months ended September 30, 1998 compared to net recoveries of $9,000 for the nine months ended September 30, 1997.

     The following table summarizes, for the periods presented, the activity in the allowance for loan losses arising from provisions credited to operations, loans charged off and recoveries of loans previously charged off.


                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)


                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -----------------------------------------
                                                                                     1998                  1997
                                                                              -------------------   -------------------

Average loans outstanding                                                              $ 157,814             $ 118,971

Balance of allowance for loan losses at beginning of year                                $ 2,458               $ 2,408
Provision for loan losses                                                                    150                    35
Charge-Offs:
     Commercial                                                                               44                    43
     Real estate construction                                                                  -                     -
     Real estate mortgage                                                                     27                     -
     Consumer installment                                                                    126                   114
                                                                              -------------------   -------------------
         Total charge-offs                                                                   197                   157
                                                                              -------------------   -------------------
Recoveries:
     Commercial                                                                               17                    47
     Real estate construction                                                                  -                     -
     Real estate mortgage                                                                     58                    28
     Consumer installment                                                                    161                    91
                                                                              -------------------   -------------------
         Total recoveries                                                                    236                   166
                                                                              -------------------   -------------------

         Net charge-offs (recoveries)                                                        (39)                   (9)
                                                                              -------------------   -------------------

Balance of allowance for loan losses at end of period                                    $ 2,647               $ 2,452
                                                                              ===================   ===================

Net charge-offs (recoveries) as a percentage
     of average loans outstanding                                                          -0.02%                -0.01%
                                                                              ===================   ===================

Allowance for loan losses as a percentage of:
     Total loans, net of unearned discount                                                  1.51%                 1.85%
                                                                              ===================   ===================
     Non-performing loans                                                                 121.65%               139.88%
                                                                              ===================   ===================


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

     Foreclosed real estate consists of property which has been acquired through foreclosure. At the time of foreclosure, the property is recorded at the lower of the estimated fair value less selling expenses or the loan balance with any write down charged to the allowance for loan losses. Any future write-downs on the property are charged to operations.

     The following table discloses non-performing assets and loans ninety days past due and still accruing interest as of September 30, 1998 and December 31, 1997: (Dollars in thousands)

                              NON-PERFORMING ASSETS
                             (Dollars in Thousands)


                                                            SEPTEMBER 30,          DECEMBER 31,
                                                                1998                  1997
                                                         ------------------    ------------------
Non-accrual loans                                                   $ 1,806               $ 1,314
Foreclosed real estate                                                  370                   311
                                                         ------------------    ------------------
     Total non-performing assets                                    $ 2,176               $ 1,625
                                                         ==================    ==================

Non-performing assets as a percentage of:
     Total assets                                                      0.44%                 0.34%
     Total loans plus foreclosed real estate                           1.24%                 1.16%

Accruing loans past due 90 days or more                               $ 159                  $ 40


     Independent third party loan reviews of the subsidiary Banks are performed on an annual basis. The loans are also reviewed by banking regulators on an eighteen-month basis. On a monthly basis, the Board of Directors' Loan Committee of each Bank reviews new loans, renewals and delinquencies. Management of each Bank monitors on a continuing basis those loans which it feels should be followed closely. The Banks are required by regulation to have foreclosed real estate appraised periodically.


     LIQUIDITY

     Liquidity is the ability to have funds available at all times to meet the commitments of the Company. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and short-term investments in time deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the Company's trade area. The Banks have not and do not solicit brokered deposits as a funding source. The liquidity of the Company is enhanced by the fact that 78% of total deposits at September 30, 1998 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

     At September 30, 1998, the Company's liquid assets totaled $194 million or 39% of total gross assets, compared to 40% at September 30, 1997. Secondary sources of liquidity include the Banks' ability to sell loan participations and purchase federal funds. NBC-Eagle Pass has an approved federal funds line at a correspondent bank. NBC - Laredo has an approved line of credit with the Federal Home Loan Bank.

     The Company's principal source of funds consists of dividends received from the Banks, which derive their funds from deposits, interest and principal payments on loans and investment securities, sales of investment securities and borrowings.

CAPITAL RESOURCES

     Total stockholders' equity increased $5.3 million to $53.9 million at September 30, 1998 from $48.6 million at September 30, 1997. The ratio of total stockholders' equity to total assets was 11.0% at September 30, 1998 compared with 10.7% at September 30, 1997. The Company began a stock repurchase plan in 1997 and has repurchased 283,775 common shares at a cost of $5.7 million as of September 30, 1998.

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

     The table below illustrates the Company and its subsidiary Banks' compliance with the risk-based capital guidelines as of September 30, 1998:


                                                                   NBC               NBC            NBC            NBC
                                                CONSOLIDATED   EAGLE PASS          LAREDO        ROCKDALE        LULING
                                               -------------- -------------   --------------  -------------   ------------
                                                                         (DOLLARS IN THOUSANDS)
Total average assets (net of goodwill)             $ 477,667      $ 247,499        $ 81,391      $ 108,590       $ 28,358
Risk weighted assets (net of goodwill)             $ 186,203      $  97,615        $ 55,202      $  28,485       $ 17,321

Tier 1 capital                                      $ 40,721      $  16,788        $  7,937      $   6,531       $  3,591
Total capital                                       $ 43,044      $  17,910        $  8,527      $   6,888       $  3,811

Leverage ratio                                          8.52%          6.78%           9.75%          6.01%         12.66%
Risk based capital ratios:
     Tier 1                                            21.87%         17.20%          14.38%         22.93%         20.73%
     Total capital                                     23.12%         18.35%          15.45%         24.18%         22.00%


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




                                        NATIONAL BANCSHARES CORPORATION OF TEXAS



Date:  November 10, 1998                   By:       /s/  Anne Renfroe
                                              --------------------------------
                                        Anne Renfroe,
                                        Chief Accounting Officer and Principal
                                        Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                            Description
------                            -----------
   11.1             Statement regarding computation of Earnings Per Share

   27.1             Financial Data Schedule