Form 10-K
period 1998-12-31
NATIONAL BANCSHARES CORP OF TEXAS
filed 1999-03-31
CIK 69834

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-13472

                                   * * * * * *

                    NATIONAL BANCSHARES CORPORATION OF TEXAS
        (Exact name of small business issuer as specified in its charter)

             TEXAS                                    74-1692337
      (State of Incorporation)         ( I.R.S. Employer Identification Number)

               12400 HWY 281 NORTH, SAN ANTONIO, TEXAS 78216-2811
                    (Address of principal executive offices)
                        Telephone number: (210) 403-4200

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

         Issuer's revenues for its most recent fiscal year: $ 33,062,715 (Total Interest Income).

         State the aggregate market value of voting stock held by non-affiliates based upon the closing AMEX sale price on March 19, 1999 : $63,540,025.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 19, 1999 : 4,166,559 shares of Common Stock.



                      DOCUMENTS INCORPORATED BY REFERENCE:

         Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 1999 (Part III).


================================================================================

                               TABLE OF CONTENTS

                                                        PART I
           Item   1.     Description of Business...............................................    3
           Item   2.     Description of Property...............................................    8
           Item   3.     Legal Proceedings.....................................................    9
           Item   4.     Submission of Matters to a Vote of Security Holders...................    9


                                                       PART II

           Item   5.     Market for Common Equity and Related Shareholder Matters..............   10
           Item   6.     Selected Consolidated Financial Data..................................   11
           Item   7.     Management's Discussion and Analysis..................................   13
           Item   8.     Financial Statements..................................................   26
           Item   9.     Changes and/or Disagreements with Accountants on Accounting and
                              Financial Disclosure.............................................   49


                                                       PART III

            Item 10.     Directors, Executive Officers, Promoters and Control Persons..........   49
            Item 11.     Executive Compensation................................................   50
            Item 12.     Security Ownership of Certain Beneficial Owners and Management........   50
            Item 13.     Certain Relationships and Related Transactions........................   50


                                                       PART IV

            Item 14.     Exhibits and Reports on Form 8-K......................................   50

                                     PART I



ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

         National Bancshares Corporation of Texas (the "Company") is a bank holding company incorporated in Texas on June 14, 1971, and registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company successfully emerged from reorganization (the "Reorganization") under Chapter 11 of the United States Bankruptcy Code in May 1992. As a result of the Reorganization, the Company came under new management and control and its assets and liabilities were substantially restructured. The Company now conducts its banking operations through NBC Bank-Laredo, N.A., Laredo, Texas, ("NBC-Laredo"), NBC Bank, N.A., Eagle Pass, Texas ("NBC-Eagle Pass"), NBC Bank, Rockdale, Texas ("NBC-Rockdale") and NBC Bank Central, N.A., Luling, Texas ("NBC-Luling"), (collectively, the "Banks"). NBC-Laredo, NBC-Eagle Pass, NBC-Rockdale and NBC-Luling are wholly owned subsidiaries of NBT of Delaware, Inc., a Delaware corporation that is a wholly owned subsidiary of the Company. The Company operates its data and item processing for the Banks through NBC Holdings-Texas, Inc., a wholly owned subsidiary of NBT of Delaware, Inc. At December 31, 1998, the Company (on a consolidated basis) had total assets of $512.1 million, total investments securities of $232.5 million, total loans of $192.2 million, total deposits of $447.7 million, total stockholders' equity of $52.2 million and net operating loss carry-forwards for federal income tax purposes of $95 million. For the year ended December 31, 1998, the Company recorded net income of $8.2 million.

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

         The Company's executive offices are located at 12400 Hwy 281 North, San Antonio, Texas 78216-2811, and its telephone number is (210) 403-4200.

THE BANKS

         Each of the Banks is a separate entity which operates under the day-to-day management of its own board of directors and officers. The Banks grant agribusiness, commercial, residential and installment loans to customers primarily in Central and South Texas. The Banks also offer a range of commercial banking services, including acceptance of deposits and providing letters of credit. Deposit services include certificates of deposit, individual retirement accounts, checking accounts, interest-bearing checking accounts, savings accounts and money market accounts. In addition, the Banks provide traveler's checks, safe deposit boxes and other customary nondeposit banking services. The Banks provide limited escrow services. NBC-Luling is the only subsidiary that provides discount brokerage services at this time. NBC-Eagle Pass operates three branches, one located in San Antonio, Texas, one located in Marble Falls, Texas and one in Eagle Pass, Texas. NBC-Rockdale operates two branches, located in Giddings and Taylor, Texas. NBC-Laredo operates one branch location in South Laredo. NBC-Luling operates a branch in San Marcos, Texas which opened during the first quarter of 1998. Loans consist of real estate loans, residential mortgages, construction loans, commercial loans directed at small to middle market businesses and loans to individuals. In addition, each of the Banks is subject to legal lending limits. Such limits generally restrict loans to any one customer in an amount not to exceed 15% of any one Bank's total capital plus the allowance for possible loan losses.

The following table sets forth certain financial information with respect to the Banks as of December 31, 1998 (Dollars in thousands):

                    ASSETS     LOANS     DEPOSITS
                   --------   --------   --------
NBC - Eagle Pass   $275,630   $ 97,943   $250,649

NBC - Rockdale     $114,873   $ 27,404   $100,426

NBC - Laredo       $ 82,650   $ 50,445   $ 71,669

NBC - Luling       $ 31,332   $ 16,427   $ 25,432


SERVICES OFFERED BY NBC SUBSIDIARY BANKS

COMMERCIAL BANKING

         The Banks provide the following types of loans for corporations and other business clients:

         REAL ESTATE LOANS. The Banks have historically engaged in real estate lending through construction and term mortgage loans, all of which are secured by deeds of trust on underlying real estate. The majority of all of the Banks' real estate loans are small and medium sized real estate loans.

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

         The Banks also provide deposit products to its commercial customers as well as night deposit and wire transfer services.

CONSUMER SERVICES

         The Banks have generated a substantial portion of its deposits from individuals and small businesses in its immediate market areas. Other consumer bank services include automated teller machines, installment and real estate loans, home equity loans, drive-in services, safe deposit boxes, Internet banking, image bank statements and credit card services. The Banks offer competitive interest rates on money market accounts, savings accounts and certificates of deposit. NBC-Eagle Pass and NBC-Laredo enjoy long-term deposit relationships with many Mexican Nationals (in United States dollars only). The Banks will be adding insurance and brokerage services in 1999.

COMPETITION

         The Banks face substantial competition for deposits and loans throughout their market areas. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services offered, convenience of banking facilities and hours of operation. Competition comes primarily from other commercial banks, savings and loans, credit unions, mutual funds and other financial intermediaries. The Company believes the primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. The Banks face competition for deposits and loans throughout their market areas not only from local institutions but also from out-of-state financial intermediaries which have opened loan production offices which solicit deposits in its market areas. Many of the financial intermediaries operating in the Banks' market areas offer certain services, such as trust, investment and international banking services, which the Company does not offer directly. Additionally, banks with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers. Management believes, however, that the Banks' long-term presence, local expertise and ongoing commitment to the community, as well as their commitment to quality and personalized banking services, are the key factors that contribute to their competitiveness.

         Based on June 30, 1998 data, NBC-Laredo holds 2% of the total deposits of its community. There are six local banks in the Laredo area as well as a branch of Norwest Bank. The Laredo market is dominated by International Bank of Commerce with approximately 33% of the community's total deposits and Laredo National Bank with 42% of deposits. NBC-Eagle Pass is one of four banks located in Eagle Pass, Texas and holds in excess of 62% of the community's banking deposits. NBC-Rockdale is the largest bank in Rockdale holding over 45% of the total deposits and is the third largest of the five banks located in Milam County, Texas holding approximately 19% of the county's deposits. NBC-Luling is one of three banks located in Luling, Texas, holding over 37% of the deposits of the city.

GROWTH OBJECTIVES

         The Company intends to grow its business in the State of Texas by adding additional branches and through possible bank or branch acquisitions. Because the Company has $95 million of net operating loss carryforwards as of December 31, 1998, which will not begin to expire until 2005, the Company believes it is well positioned to grow its business by acquiring additional banks. The Company's ability and willingness to acquire additional banks is dependent upon (i) the availability of suitable candidates, (ii) the price and
(iii) strategic fit for such additional banks and/or branches. Acquiring additional banks or adding additional branches is also subject to certain federal and state regulatory approvals. See "Supervision and Regulation -- The Company" and "Supervision and Regulation -- Interstate Banking and Branching." There can be no assurance, however, that the Company will obtain the required regulatory approvals or that the Company will be able to successfully add additional branches or acquire additional banks.

EMPLOYEES

         At December 31, 1998, the Company employed approximately 249 full-time equivalent employees. Management believes that its relations with its employees are satisfactory. Employees of the Company enjoy a variety of employee benefit programs, including a 401(k) plan, paid vacations and comprehensive medical, life and accident insurance plans.

SUPERVISION AND REGULATION

          THE COMPANY. The Company, as a registered bank holding company, is subject to regulation under the BHC Act. The Company is required to file with the Federal Reserve Board ("FRB") quarterly and annually and also reports such additional information as the FRB may require pursuant to the BHC Act. The Company is subject to examination by the FRB. The FRB may require the Company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the FRB prior to purchasing or redeeming its equity securities. Under the BHC Act and regulations adopted by the FRB, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the FRB to maintain certain levels of capital. See "Supervision and Regulation--Capital Adequacy Guidelines."

         The Company is required to obtain prior approval of the FRB for the acquisition of more than five percent of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the FRB is also required for the merger or consolidation of the Company and another bank holding company. The Company is prohibited by the BHC Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than five percent of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the FRB, engage in any, or acquire shares of companies engaged in, activities that are deemed by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The FRB is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern and is generally prohibited from approving an application by a bank holding company to acquire voting shares of any commercial bank in another state unless such acquisition is specifically authorized by the laws of such other state.

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

         The regulations promulgated by these federal agencies govern most aspects of the Banks business, including, without limitation, capital to assets ratios, reserves against deposits, maximum lending limitations, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. The Banks are also subject to applicable provisions of Texas law, insofar as they do not conflict with or are not preempted by federal law. Supervision, legal action and examination of the Banks by the regulatory agencies are generally intended to protect depositors, and are not intended for the protection of shareholders. The OCC also has the authority to prohibit national banks from engaging in what, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the OCC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice.

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

         FDIC INSURANCE. The deposits of the Banks are insured by the FDIC. For this protection, the Banks are subject to the rules and regulations of the FDIC. The Banks also pay FDIC insurance premiums based on each Bank's annual assessment rate assigned to it by the FDIC. The assessment rate is based on the institution's capitalization risk category and "supervisory subgroup." An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. See page 17 for the amount of FDIC premiums paid by the Banks.

         FDICIA REGULATION. On December 19, 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the FDIA and made revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take "prompt and corrective action" in respect of depository institutions insured by the FDIC that do not meet minimum capital requirements. FDICIA establishes five capital tiers: `"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 1998, all of the Banks were classified as "well capitalized".

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

         FDICIA also contains a variety of other provisions that may effect the operations of the Company, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give ninety (90) days notice to customers and regulatory authorities before closing any branch. The Federal regulatory agencies have issued standards establishing loan-to-value limitations on real estate lending.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's headquarters are currently located in the NBC-San Antonio building located at 12400 Hwy 281 North, San Antonio, Texas, occupying premises of approximately 4,900 square feet. The Company has a lease with an indefinite term with the Bank with monthly lease payments of $10,256 per month.

         The Company has entered into a forty-two month sublease for 1,429 square feet in Suite 1700 at 100 Wilshire Boulevard, Santa Monica, California, with lease payments of $3,500 per month. The lease expires on December 31, 1999. This property is for office use.

         The Company had entered into a lease for 1,703 square feet in Suite 875 at 111 Soledad, San Antonio, Texas, with lease payments of $1,397 per month. This property was used for data processing and item processing for the Banks. The lease expired on March 31, 1999.

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

         NBC-Eagle Pass' main banking facility is located at 439 Main Street, Eagle Pass, Texas, which is within five blocks of the international bridge into Piedras Negras, Coahuila, Mexico. The Bank owns and occupies a two-story, 22,434 square foot building situated on one city block at this address. NBC-Eagle Pass also owns and occupies a 4,000 square foot branch bank, NBC-East, located approximately one mile east of the main bank at 2538 E. Main Street. NBC-Eagle Pass also owns and occupies a two-story 19,761 square foot branch located at 700 Hwy 281, Marble Falls, Texas. NBC-Eagle Pass also owns and occupies a 30,000 square foot branch in San Antonio, Texas located at Arion Parkway and Hwy 281 North. The branch was opened in March 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

         The Common Stock of the Company has been listed on the American Stock Exchange since April 28, 1995 under the symbol "NBT." Prior to that date, the Common Stock of the Company was not listed on any stock exchange nor quoted on the National Association of Securities Dealers Automated Quotation Systems ("NASDAQ"). As of December 31, 1998, the Company had approximately 891 shareholders of record.

         The following table sets forth the high and low sales/bid prices/quotations for the Company's Common Stock during 1998 and 1997. These bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

                                       SALES/BID PRICES
                                    ------------------------
                                     HIGH              LOW
                                    -------          -------
1998:
    4TH QUARTER                     $ 17.37          $ 15.25
    3RD QUARTER                       21.25            16.75
    2ND QUARTER                       21.44            20.50
    1ST QUARTER                       22.94            17.88

1997:
    4th Quarter                     $ 22.00          $ 17.75
    3rd Quarter                       20.75            13.56
    2nd Quarter                       13.75            13.06
    1st Quarter                       14.00            11.25



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

--------------------------------------------------------------------------------
            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                                             -------------------------------------------------------------------
                                                                                    YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------------------------------
STATEMENT OF INCOME DATA: (dollars in thousands)                1998         1997          1996           1995           1994
                                                             -----------  -----------   -----------    -----------   -----------
   Interest income ......................................... $    33,063  $    27,334   $    20,820    $    18,955   $    15,985
   Interest expense ........................................      14,915       11,722         8,112          7,359         5,589
                                                             -----------  -----------   -----------    -----------   -----------
     Net interest income ...................................      18,148       15,612        12,708         11,596        10,396
   Provision (credit) for loan losses ......................         232           80            (5)          (855)         (990)
   Non-interest income .....................................       5,701        4,387         2,789          2,762         2,521
   Non-interest expense ....................................      15,273       12,244         9,586          9,149         8,491
   Income taxes ............................................         183          200           206            159           440
   Extraordinary credit, net of tax ........................          --           --            --            219            --
                                                             -----------  -----------   -----------    -----------   -----------
     Net income ............................................ $     8,161  $     7,475   $     5,710    $     6,124   $     4,976
                                                             ===========  ===========   ===========    ===========   ===========

COMMON SHARE DATA:
   Net income before extraordinary credit .................. $      1.81  $      1.60   $      1.23    $      1.33   $      1.39
   Extraordinary credit, net of tax ........................          --           --            --           0.05            --
   Book value .............................................. $     12.44  $     10.97   $      9.21    $      7.94   $      6.16
   Weighted average shares outstanding .....................   4,503,427    4,658,734     4,639,955      4,443,436     3,589,524

BALANCE SHEET DATA (AT PERIOD END): (dollars in thousands)
   Total assets ............................................ $   512,078  $   470,160   $   327,918    $   270,092   $   264,487
   Investments and federal funds sold ......................     272,019      279,991       184,021        152,677       155,364
   Total loans .............................................     192,219      136,313       113,258         91,588        90,448
   Allowance for loan losses ...............................       2,670        2,458         2,408          1,906         2,495
   Total deposits ..........................................     447,656      414,415       279,755        231,937       229,054
   Other debt ..............................................      10,143        2,646         3,995            366         4,361
   Total stockholders' equity ..............................      52,206       51,098        42,909         35,977        29,386

PERFORMANCE DATA:
   Return on average total assets ..........................        1.68%        1.92%         1.97 %         2.31 %        2.06 %
   Return on average stockholders' equity ..................       15.80%       16.28%        14.73 %        18.25 %       21.54 %
   Net interest margin (tax equivalent) ....................        4.24%        4.42%         4.80 %         4.77 %        4.70 %

ASSET QUALITY RATIOS:
   Non-performing loans to total loans .....................        1.08%        1.16%         1.69 %         1.70 %        2.00 %
   Net loan charge-offs (recoveries) to average loans.......        0.01%        0.02%        (0.04)%        (0.29)%       (0.54)%
   Allowance for loan losses to total loans ................        1.39%        1.80%         2.13 %         2.08 %        2.76 %

CAPITAL RATIOS:
   Stockholders' equity to average total assets ............       10.77%       11.78%        13.35 %        12.65 %        9.57 %
   Tier 1 risk-based capital * .............................       18.37%       27.77%        33.58 %        35.77 %       28.14 %
   Total risk-based capital * ..............................       19.62%       29.02%        34.84 %        37.18 %       29.39 %
   Leverage ratio * ........................................        8.12%        9.13%        13.67 %        13.28 %       10.57 %

*  Calculated in accordance with Federal Reserve guidelines currently in effect

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

         Selected quarterly consolidated financial data is presented in the following tables for the years ended December 31, 1998 and 1997. (Dollars in thousands, except per share data):


                                                         -------------------------------------------------
                                                                   1998 QUARTER ENDED (UNAUDITED)
                                                         -------------------------------------------------
                                                          MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31
                                                         ----------   ---------  ------------  -----------
Interest income.......................................   $    7,916   $   8,159  $      8,410  $     8,578
Interest expense......................................        3,614       3,685         3,745        3,871
                                                         ----------   ---------  ------------  -----------
  Net interest income.................................        4,302       4,474         4,665        4,707
Provision for loan loss...............................           20          48            82           82
Gain (loss) on sales of securities....................          526         107           325          145
Net trading profit (loss).............................        1,313        (524)         (224)         217
Non-interest income...................................          867         904         1,043        1,002
Non-interest expense..................................        3,667       3,792         3,831        3,982
                                                         ----------   ---------  ------------  -----------
  Income before federal income taxes..................        3,321       1,121         1,896        2,007
Federal income taxes..................................           60          36            31           56
                                                         ----------   ---------  ------------  -----------
  Net income..........................................   $    3,261   $   1,085  $      1,865  $     1,951
                                                         ----------   ---------  ------------  -----------
  Basic earnings per share............................   $     0.70   $    0.23  $       0.42  $      0.46
                                                         ----------   ---------  ------------  -----------






                                                         -------------------------------------------------
                                                                   1997 QUARTER ENDED (UNAUDITED)
                                                         -------------------------------------------------
                                                          MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31
                                                         ----------   ---------  ------------  -----------
Interest income ......................................   $    5,774   $   6,038  $      7,589  $     7,932
Interest expense .....................................        2,372       2,453         3,279        3,618
                                                         ----------   ---------  ------------  -----------
  Net interest income ................................        3,402       3,585         4,310        4,314
Provision for loan loss ..............................           25          --            10           45
Gain (loss) on sales of securities ...................        1,091           1            96          (55)
Non-interest income ..................................          763         698           852          941
Non-interest expense .................................        2,553       2,701         3,467        3,522
                                                         ----------   ---------  ------------  -----------
  Income before federal income taxes .................        2,678       1,583         1,781        1,633
Federal income taxes .................................           61          33            37           69
                                                         ----------   ---------  ------------  -----------
  Net income .........................................   $    2,617   $   1,550   $     1,744  $     1,564
                                                         ----------   ---------  ------------  -----------
  Basic earnings per share ...........................   $     0.56   $    0.33   $      0.37  $      0.34
                                                         ----------   ---------  ------------  -----------

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

RESULTS OF OPERATIONS

         Net income for 1998 was $8.2 million, an increase of $686,000 or 9.2% over the $7.5 million recorded in 1997 which was $1.8 million or 32% over earnings of $5.7 million in 1996. Net income per diluted common share in 1998 was $1.76 compared with $1.57 in 1997 and $1.22 in 1996, an increase of 12% and 22%, respectively. The Company's return on equity for 1998 was 15.80% compared to 16.28% and 14.73% for 1997 and 1996, respectively. The decline in 1998 is primarily attributable to the purchase of $8.5 million of treasury stock in 1998. The Company's return on assets for 1998 was 1.68% compared to 1.92% and 1.97% for 1997 and 1996, respectively. The decline of this ratio is primarily attributable to the $95 million and $99 million increases in average assets for 1998 and 1997, respectively.

         1998 and 1997 earnings included a $1.9 million and $1.2 million gain, respectively, on the sale of securities. Excluding these gains, net operating earnings for 1998 were $6.3 million or $1.36 per diluted common share and $6.2 million or $1.31 per diluted common share for 1997.

         Total assets of $512 million at December 31, 1998 grew $42 million or 9% over total assets of $470 million at December 31, 1997. Total loans at December 31, 1998 were $192 million, 41% over the previous year end total of $136 million. The growth in the loan portfolio was attained through internal growth. Deposits reflect less dramatic growth, increasing 8% over the same period to $448 million.

         The following table shows selected key performance ratios over the last three years:

                                                             1998       1997       1996
                                                            ------     ------     ------
Return on average assets                                      1.68%      1.92%      1.97%

Return on average stockholders' equity*                      15.80%     16.28%     14.73%

Average stockholders' equity* to average total assets        10.77%     11.78%     13.35%


* After adjustment for unrealized gains and losses on available for sale securities.


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

         NET INTEREST INCOME. Net interest income constitutes the principal source of income for the Company and represents the difference between interest income on earning assets and interest expense on interest-bearing liabilities. The largest category of earning assets for 1998 and 1997 was investment securities with the second largest being loans. Net interest income for 1998 was $18.1 million, an increase of $2.5 million or 16.0% compared to $15.6 million in 1997. The net increase reflected a $5.7 million increase in interest income that was offset by a $3.2 million increase in interest expense. The interest income increase was due primarily to an increase in the investment security and loan portfolios. Average investment securities and average loans in 1998 increased 18.5% and 33.7%, respectively, over 1997. The Company's yield on earning assets decreased to 7.72% in 1998 from 7.74% in 1997. The rate paid on interest bearing liabilities decreased one basis point from 4.09% in 1997 to 4.08% in 1998. The net interest margin is the net effective yield on earning assets, calculated as net interest income on a taxable-equivalent basis expressed as a percentage of average total earning assets. The net interest margin for 1998 was 4.24% compared to 4.42% and 4.80% for 1997 and 1996, respectively. The decrease in the net interest margin for 1998 is reflective of higher volumes of earning assets. The net interest spread decreased one basis point to 3.64% in 1998 from 3.65% in 1997.

         The following table analyzes the increases in taxable-equivalent net interest income stemming from changes in interest rates and from asset and liability volume, including mix, for the years ended December 31, 1998 and 1997. Non-accruing loans have been included in assets for calculating this table, thereby reducing the yield on loans. The changes in interest due to both rate and volume in the table below have been allocated to volume or rate change in proportion to the absolute amounts of change in each.

          ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME
                             (Dollars in thousands)

                                        -----------------------------------------   -----------------------------------------
                                                     1998 VS. 1997                               1997 VS. 1996
                                        ------------------------------------------   -----------------------------------------
                                          INCREASE          DUE TO CHANGE IN          INCREASE          DUE TO CHANGE IN
                                                       ---------------------------                 ---------------------------
                                         (DECREASE)        RATE         VOLUME       (DECREASE)       RATE          VOLUME
                                        -------------  -------------  ------------   ------------  ------------  -------------
Taxable-equivalent interest income:
     Interest-bearing accounts......... $         (43) $          18  $        (61)  $        111  $        (35) $         146
     Federal funds sold................            (9)           112          (121)           474           (60)           534
     Investment securities.............         2,177           (166)        2,343          3,523           457          3,066
     Loans, net of unearned discount...         3,600           (795)        4,395          2,412          (388)         2,800
                                        -------------  -------------  ------------   ------------  ------------  -------------
        Total taxable-equivalent
            interest income............         5,725           (831)        6,556          6,520           (26)         6,546
                                        -------------  -------------  ------------   ------------  ------------  -------------
Interest expense:
     Interest-bearing accounts.........         3,149             21         3,128          3,380           598          2,782
     Other debt........................            43            (62)          105            230            99            131
                                        -------------  -------------  ------------   ------------  ------------  -------------
        Total interest expense.........
                                                3,192            (41)        3,233          3,610           697          2,913
                                        -------------  -------------  ------------   ------------  ------------  -------------
Taxable-equivalent
     net interest income............... $       2,533  $        (790) $      3,323   $      2,910  $       (723) $       3,633
                                        =============  =============  ============   ============  ============  =============


         Taxable-equivalent net interest income for 1998 increased $2.5 million or 16.29% over 1997. Taxable-equivalent net interest income for 1997 increased $2.9 million or 22.9% over 1996. In 1998 and 1997, interest income and interest expense increased as the volume of earning assets and interest bearing deposits rose.

                                   ------------------------------------------------------------------------------------------------
                                                                         YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------------------------------------------
                                               1998                                   1997                             1996
                                   ------------------------------  -------------------------------------------- -------------------
INTEREST EARNED/                              INTEREST   AVERAGE               INTEREST    AVERAGE              INTEREST   AVERAGE
INCURRED AND RATES                  AVERAGE    INCOME/    YIELD/     AVERAGE    INCOME/     YIELD/     AVERAGE  INCOME/     YIELD/
(DOLLARS IN THOUSANDS)              BALANCE    EXPENSE     RATE      BALANCE    EXPENSE      RATE      BALANCE  EXPENSE      RATE
---------------------------------- ---------  --------- ---------  ----------  ---------  ---------- ---------  ---------  --------
EARNING ASSETS:
   Interest-bearing accounts       $   1,360  $      82      6.03% $    2,642  $     125       4.74% $     230  $     14      6.08%
   Federal funds sold                 26,538      1,504      5.67%     28,846      1,513       5.25%    18,997     1,039      5.46%
   Investment securities (F):
     US Treasuries                   231,356     14,527      6.28%    191,301     12,186       6.37%   141,333     8,752      6.19%
     US Government agencies            4,406        279      6.33%      5,143        347       6.75%     4,280       291      6.80%
     States & political
       subdivisions                       --         --      0.00%         --         --       0.00%        11         1      9.09%
     Other                               639         39      6.10%      3,056        134       4.39%     3,371       100      2.96%
                                   ---------  --------- ---------  ----------  ---------  ---------  ---------  --------  --------
       Total investment              236,401     14,845      6.28%    199,500     12,667       6.35%   148,995     9,144      6.13%
       securities
   Loans, net of discounts (A)       163,911     16,646     10.16%    122,604     13,046      10.64%    96,787    10,634     10.99%
                                   ---------  --------- ---------  ----------  ---------  ---------  ---------  --------  --------
       Total earning assets          428,210     33,077      7.72%    353,592     27,351       7.74%   265,009    20,831      7.86%

NON-INTEREST BEARING ASSETS:
   Cash and due from banks            18,204                           16,433                           12,829
   Allowance for possible loan
   losses                             (2,561)                          (2,458)                          (2,117)
   Other assets                       40,944                           22,148                           14,507
                                   ---------                       ----------                        ---------
       Total assets
                                   $ 484,797                       $  389,715                        $ 290,228
                                   =========                       ==========                        =========

INTEREST-BEARING LIABILITIES:
   Interest bearing transaction
       accounts                    $  61,656  $   1,584      2.57% $   48,723  $   1,347       2.77% $  33,342  $    953      2.86%
   Savings, money market and
      certificates of deposit        299,058     12,984      4.34%    234,533     10,072       4.29%   175,711     7,086      4.03%
   Other debt                          4,857        347      7.14%      3,606        303       8.40%     1,282        73      5.69%
                                   ---------  --------- ---------  ----------  ---------  ---------  ---------  --------  --------
       Total interest-bearing
           liabilities               365,571     14,915      4.08%    286,862     11,722       4.09%   210,335     8,112      3.86%
                                              ---------            ----------                        ---------
NON-INTEREST BEARING LIABILITIES:
   Demand deposits                    63,402                           54,723                           39,489
   Other liabilities                   4,157                            2,214                            1,590
                                   ---------                       ----------                        ---------
       Total liabilities             433,130                          343,799                          251,414
   Redeemable Preferred Stock             --                               --                               59
STOCKHOLDERS' EQUITY (F)              51,667                           45,916                           38,755
                                   ---------                       ----------                        ---------
       Total liabilities and
          stockholders' equity
                                   $ 484,797                       $  389,715                        $ 290,228
                                   =========                       ==========                        =========
Taxable equivalent net interest
    income                                       18,162                           15,629                          12,719
Less:  taxable equivalent                            14                               17                              11
    adjustment                                ---------                        ---------                        --------
Net interest income
                                              $  18,148                        $  15,612                        $ 12,708
                                              =========                        =========                        =========
Net interest spread (B)                                      3.64%                             3.65%                          3.98%
                                                        =========                         ==========                       ========
Net interest margin (C)                                      4.24%                             4.42%                          4.80%
                                                        =========                         ==========                       ========
SELECTED OPERATING RATIOS:
   Return on assets (D)                                      1.68%                             1.92%                          1.97%
                                                        =========                         ==========                       ========
   Return on equity (E)                                     15.80%                            16.28%                         14.73%
                                                        =========                         ==========                       ========



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

         The following table commonly referred to as a "static gap report," indicates the Company's interest rate sensitivity position at December 31, 1998 and may not be reflective of positions in subsequent periods:

                 INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES
                             (Dollars in thousands)

                                                                                             NON-RATE
                                                     RATE SENSITIVE                          SENSITIVE
                                     ---------------------------------------------------     ---------
                                     IMMEDIATELY    WITHIN         WITHIN                     OVER
                                      0-30 DAYS     90 DAYS       ONE YEAR       TOTAL       ONE YEAR      TOTAL
                                     -----------   ---------     ---------     ---------     ---------   ---------
    Loans, net of discounts          $    63,340   $  10,994     $  22,301     $  96,635     $  95,584   $ 192,219
    Investment securities                    998       4,503        26,726        32,227       200,254     232,481
    Federal funds sold                    37,195          --            --        37,195            --      37,195
    Interest-bearing accounts                284         100         1,253         1,637           706       2,343
                                     -----------   ---------     ---------     ---------     ---------   ---------

          Total earning assets       $   101,817   $  15,597     $  50,280     $ 167,694     $ 296,544   $ 464,238
                                     ===========   =========     =========     =========     =========   =========

Interest-bearing liabilities:
    Interest-bearing transaction,
      savings and money market       $   161,469          --            --     $ 161,469            --   $ 161,469
    Certificates and time deposits        42,243      50,281       113,829       206,353        12,674     219,027
    Debt                                   8,459          41           371         8,871         1,272      10,143
                                     -----------   ---------     ---------     ---------     ---------   ---------

          Total interest-bearing
             liabilities             $   212,171   $  50,322     $ 114,200     $ 376,693     $  13,946   $ 390,639
                                     ===========   =========     =========     =========     =========   =========

Interest sensitivity gap             $  (110,354)  $ (34,725)    $ (63,920)    $(208,999)
                                     ===========   =========     =========     =========

Cumulative gap                       $  (110,354)  $(145,079)    $(208,999)    $(208,999)
                                     ===========   =========     =========     =========

Ratio of earning assets to
    interest-bearing liabilities            48.0%       31.0%         44.0%         44.5%

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

                               NON-INTEREST INCOME
                             (Dollars in thousands)

                                                       ----------------------------------------------------
                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------
                                                             1998                   1997             1996
                                                       -----------------    --------------------   --------
                                                       AMOUNT   % CHANGE      AMOUNT   % CHANGE     AMOUNT
                                                       -------  --------    ---------  ---------   --------
Service charges and fees                               $ 3,240      15.9%   $   2,796       17.9%  $  2,371
Net realized gains (losses) on sales of securities       1,103      (2.6)%      1,133   18,990.4%        (6)
Net trading profits                                        782     659.2%         103      100.0%        --
Net gains on sales of other real estate owned                9     (85.5)%         62      (39.8)%      103
Miscellaneous income                                       567      93.5%         293       (8.8)%      321
                                                       -------  --------    ---------  ---------   --------
     Total non-interest income                         $ 5,701      30.0%   $   4,387       57.3%  $  2,789
                                                       =======  ========    =========  =========   ========


         The $1,314,000 or 30% increase in non-interest income for 1998 from 1997 is due primarily to the $679,000 increase in net trading profits and the $444,000 increase in service charges and fees. The improvement in service charges and fees can be partly attributed to a 21% increase in average transaction deposit accounts in 1998. Included in 1998 is non-recurring income of $1,894,000 due to net gains on other real estate owned and investment securities which was higher than the $1,195,000 reported in 1997. Therefore, the increase in 1998, disregarding the non-recurring items, would be $615,000 or 19.3% over 1997.

         NON-INTEREST EXPENSE. Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense. The following table summarizes the changes in non-interest expense for the past three years:

                              NON-INTEREST EXPENSE
                             (Dollars in thousands)

                                                       ----------------------------------------------------
                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------
                                                             1998                   1997             1996
                                                       -----------------    --------------------   --------
                                                       AMOUNT   % CHANGE      AMOUNT   % CHANGE     AMOUNT
                                                       -------  --------    ---------  ---------   --------
Salaries and employee benefits                         $ 7,947      27.4%   $   6,239       28.7%  $  4,848
Occupancy and equipment expenses                         2,566      33.9%       1,917       24.2%     1,544
FDIC insurance                                              49      44.1%          34      459.2%         6
Insurance                                                  107       5.9%         101       (7.3)%      109
Office supplies                                            603       5.4%         572       52.4%       375
Postage and courier                                        498     (17.1)%        601       58.6%       379
Professional fees                                          905      15.4%         784       13.7%       689
Goodwill amortization                                      376      96.9%         191      448.6%        35
Miscellaneous other expenses                             2,222      23.1%       1,805       12.7%     1,601
                                                       =======  ========    =========  =========   ========
     Total non-interest expense                        $15,273      24.7%   $  12,244       27.7%  $  9,586
                                                       =======  ========    =========  =========   ========


         Non-interest expense of $15.3 million for the year ended 1998 represented an increase of 24.7% compared with 1997. However, as a percentage of average assets, non-interest expense remained stable at 3.15% in 1998 compared to 1997. The increase in non-interest expenses is reflected in occupancy and equipment expenses and salaries and benefit expense. The 27.4% increase in salaries and benefits for 1998 is due to the (i) addition of employees from the acquisitions of the three Wells Fargo branches of which only five months was included in 1997, (ii) two new branches that were opened in 1998, and (iii) full-time equivalent employees increased by 39 people from 210 in 1997 to 249 at December 31, 1998. The $649,000 or 33.9% increase in occupancy and equipment expenses is due to the depreciation expense related to the three buildings acquired in the Wells Fargo branch acquisitions and to the two new branches opened in 1998 in San Marcus and South Laredo, and installation of computer networks at the new locations. Goodwill expense increased $185,000 or 96.9% due to the Wells Fargo acquisition in July 1997.

         INCOME TAXES. The Company recognized income tax expense of $183,000 in 1998 compared to $200,000 in 1997. See Note 14 to the Consolidated Financial Statements for details of tax expense. At December 31, 1998, the Company had approximately $95 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years. If unused, approximately $91 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

         INVESTMENT SECURITIES. Total investment securities averaged $236.4 million in 1998, an 18% increase over the 1997 average of $199.5 million. The following table presents the consolidated investment securities portfolio as of December 31, 1998, by stated maturity with the weighted average interest yield for each range of maturities. Federal Reserve Bank stock and other equity securities are included in the classification "over ten years" in the available for sale category.

                    INVESTMENT PORTFOLIO MATURITY AND YIELDS
                             (Dollars in thousands)

                             -----------------------------------------------------------------------------------------------------
                                                                     DECEMBER 31, 1998
                             -----------------------------------------------------------------------------------------------------
                                  ONE YEAR               ONE TO                FIVE TO             OVER TEN
                                   OR LESS             FIVE YEARS             TEN YEARS              YEARS
                             --------------------  ---------------------  ---------------------  ---------------------
                               AMOUNT     YIELD      AMOUNT      YIELD      AMOUNT     YIELD       AMOUNT      YIELD       TOTAL
                             ---------- ---------  ----------  ---------  ---------  ----------  ----------  ---------   ---------
HELD TO MATURITY SECURITIES:
   (Amortized Cost)
   U.S. Treasury securities  $   14,028      7.02% $   53,934       6.16% $  19,923        6.25% $       --         --   $  87,885
   U.S. Government agency
    And Mortgage backed
    securities                       --        --          --         --         --          --       1,973       6.27%      1,973
   State and Municipal
     securities                      --        --          --         --         --          --          --         --          --
   Foreign debt securities           --        --        6.06%        15         50        7.70%         --         --          65
                             ---------- ---------  ----------  ---------  ---------  ----------  ----------  ---------   ---------
    Total held to maturity   $   14,028      7.02% $   53,949       6.16% $  19,973        6.25% $    1,973       6.27%  $  89,923
                             ========== =========  ==========  =========  =========  ==========  ==========  =========   =========
AVAILABLE FOR SALE
SECURITIES:
   (Fair Value)
   U.S. Treasury securities  $   13,628      6.69% $   74,505       6.19% $  45,986        6.30% $       --         --   $ 134,119
   U.S. Government agency
    And Mortgage backed
    securities                       --        --       1,931       5.93%        --          --          70       8.69%      2,001
   Other securities                  --        --          --         --         --          --       6,438       1.65%      6,438
                             ---------- ---------  ----------  ---------  ---------  ----------  ----------  ---------   ---------

    Total available for sale $   13,628      6.69% $   76,436       6.18% $  45,986        6.30% $    6,508       1.73%  $ 142,558
                             ========== =========  ==========  =========  =========  ==========  ==========  =========   =========
    Total investment
       securities            $   27,656      6.86% $  130,385       6.17% $  65,959        6.28% $    8,481       2.78%  $ 232,481
                             ========== =========  ==========  =========  =========  ==========  ==========  =========   =========

         The weighted average yield on the investment security portfolio of the Company at December 31, 1998 was 6.16% compared to a weighted average yield of 6.27% at December 31, 1997. See Note 1 of the Notes to the Consolidated Financial Statements for a discussion regarding the investment classifications held to maturity and available for sale.

         Note 3 of the notes to the consolidated financial statements reflects the estimated fair value for various categories of investment securities as of December 31, 1998 and 1997.

         The following table summarizes the book value of the investment portfolio at December 31, for the past three years:

                       BOOK VALUE OF INVESTMENT PORTFOLIO
                             (Dollars in thousands)

                                                -------------------------------
                                                          DECEMBER 31,
                                                -------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
U.S. Treasury securities......................  $ 214,966  $ 237,477  $ 149,400
U.S. Government agencies......................      1,503      2,990      4,132
Mortgage backed securities....................      2,447      1,229      1,638
Other securities..............................      8,419      1,741      4,247
                                                ---------  ---------  ---------
                                                $ 227,335  $ 243,437  $ 159,417
                                                =========  =========  =========


         LOANS. The following table presents the composition of the Company's loan portfolio by type of loan:

                                 LOAN PORTFOLIO
                             (Dollars in thousands)

                           --------------------------------------------------------------------------------------------
                                                                   DECEMBER 31,
                           --------------------------------------------------------------------------------------------
                                      % OF              % OF                 % OF             % OF               % OF
                             1998     TOTAL     1997    TOTAL     1996      TOTAL    1995     TOTAL      1994    TOTAL
                           --------  -------  -------- -------  --------  -------  -------- --------  --------- -------
Commercial ............... $ 35,389     18.4% $ 22,911    16.8% $ 23,992     21.2% $ 13,643     14.9% $  15,175    16.8%
Real estate
  construction ...........   12,125      6.3%   10,338     7.6%    6,324      5.6%   11,868     13.0%    10,085    11.2%
Real estate mortgage .....  119,654     62.3%   81,752    60.0%   65,556     57.9%   51,664     56.4%    49,406    54.6%
Consumer installment
loans, net of unearned
  discount ...............   25,051     13.0%   21,312    15.6%   17,386     15.3%   14,413     15.7%    15,782    17.4%
                           --------  -------  -------- -------  --------  -------  -------- --------  --------- -------

Total Loans .............. $192,219    100.0% $136,313   100.0% $113,258    100.0% $ 91,588    100.0% $  90,448   100.0%
                           ========  =======  ======== =======  ========  =======  ======== ========  ========= =======

         The preceding loan composition table shows that in 1998 total loans increased $55.9 million or 41.0% over 1997. At December 31, 1997, loans were 42.9% of deposits compared to 32.9% at the previous year-end.

         The following table presents commercial and real estate construction loans as of December 31, 1998, based on scheduled principal repayments and the total amounts of loans due after one year classified according to sensitivity to changes in interest rates:

                    MATURITIES AND RATE SENSITIVITY OF LOANS
                             (Dollars in thousands)

                                                              OVER ONE YEAR   OVER
                                                   ONE YEAR      THROUGH      FIVE
                                                   OR LESS      FIVE YEARS    YEARS    TOTAL
                                                  ----------  -------------  -------  --------
Commercial...............................         $   21,043  $      12,203  $ 2,143  $ 35,389
Real estate construction.................              7,312          3,671    1,142    12,125
                                                  ----------  -------------  -------  --------
     Total...............................         $   28,355  $      15,874  $ 3,285  $ 47,514
                                                  ==========  =============  =======  ========

Of the loans maturing after one year, $7,854,000 have fixed interest rates and $11,305,000 have variable interest rates.

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

         The Company recorded a $232,000 provision for possible loan losses during 1998, compared to $80,000 recorded during 1997. The provision is reflective of the growth in the loan portfolio. Despite loan growth in 1996, a credit to the provision for loan losses of $5,000 was made to reduce the allowance for loan losses to an appropriate level. Credits to the provision for loan losses were also made in 1995 and 1994 in the amounts of $855,000 and $990,000, respectively. The aggregate total of credits made to the provision for loan losses since the 1992 reorganization amounts to $5,680,000 and was a significant contribution to the improved capitalization of the Company. The improvement in credit quality of the loan portfolio and recoveries of previously charged-off loans that provided unanticipated additions to the allowance for possible loan losses justify the credits made to the allowance. The Company recorded net charge-offs of $20,000 for the year ended December 31, 1998 compared to net charge-offs of $30,000 for 1997.

The following table summarizes, for the periods presented, the activity in the allowance for possible loan losses arising from provisions credited to operations, loans charged off and recoveries of loans previously charged off:

                 ANALYSIS OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
                             (Dollars in thousands)

                                                    ----------------------------------------------------------------
                                                                          YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------
                                                      1998         1997          1996          1995          1994
                                                    ---------    ---------     ---------     ---------     ---------
Average loans outstanding                           $ 163,911    $ 122,604     $  96,787     $  91,357     $  89,190
                                                    =========    =========     =========     =========     =========

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of year                        $   2,458    $   2,408     $   1,906     $   2,495     $   3,005
Allowance on acquired loans                                --           --           467            --            --
Charge-Offs:
    Commercial                                             93           50            76            60            16
    Real estate construction                               --           --            --            --            10
    Real estate mortgage                                   29           --            --             6            45
    Consumer installment                                  168          222           175           264           249
                                                    ---------    ---------     ---------     ---------     ---------
         Total charge-offs                                290          272           251           330           320
                                                    ---------    ---------     ---------     ---------     ---------
Recoveries:
    Commercial                                             22           53            39            69            73
    Real estate construction                               --           --            --            --           100
    Real estate mortgage                                   64           38            70           285           210
    Consumer installment                                  184          151           182           242           417
                                                    ---------    ---------     ---------     ---------     ---------
         Total recoveries                                 270          242           291           596           800
                                                    ---------    ---------     ---------     ---------     ---------
         Net charge-offs (recoveries)                      20           30           (40)         (266)         (480)
Provision charged (credited) to operating expense         232           80            (5)         (855)         (990)
                                                    ---------    ---------     ---------     ---------     ---------
Balance at end of year                              $   2,670    $   2,458     $   2,408     $   1,906     $   2,495
                                                    =========    =========     =========     =========     =========
Net charge-offs (recoveries) as a percentage
  of average loans outstanding during the year           0.01%        0.02%        (0.04)%       (0.29)%        (0.54)%
                                                    =========    =========     =========     =========     =========
Allowance for loan losses as a percentage of
   year end loans, net of unearned discount              1.39%        1.80%         2.13%         2.08%         2.76%
                                                    =========    =========     =========     =========     =========

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

                ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
                             (Dollars in thousands)

                           -----------------------------------------------------------------------------------------------
                                                               YEARS ENDED DECEMBER 31,
                           -----------------------------------------------------------------------------------------------
                                  1998                1997               1996              1995                 1994
                           ------------------  -----------------  -----------------  ------------------   ----------------
                                       % OF               % OF               % OF                % OF               % OF
                                       TOTAL              TOTAL              TOTAL               TOTAL              TOTAL
                            AMOUNT     LOANS    AMOUNT    LOANS    AMOUNT    LOANS    AMOUNT     LOANS     AMOUNT   LOANS
                           ---------- -------  --------  -------  --------  -------  --------   -------   -------- -------
Commercial                 $      102    0.05% $     99     0.07% $    131     0.12% $    306      0.33%  $    195    0.22%
Real estate construction           --    0.00%       --     0.00%       --     0.00%       --      0.00%        --    0.00%
Real estate mortgage              767    0.40%      760     0.56%      614     0.54%      729      0.80%       811    0.90%
Consumer installment              209    0.11%      192     0.14%      185     0.16%      225      0.28%       370    0.41%
Unallocated                     1,592    0.83%    1,407     1.03%    1,478     1.31%      616      0.67%     1,119    1.24%
                           ---------- -------  --------  -------  --------  -------  --------   -------   -------- -------
     Total                 $    2,670    1.39% $  2,458     1.80% $  2,408     2.13% $  1,906      2.08%  $  2,495    2.76%
                           ========== =======  ========  =======  ========  =======  ========   =======   ======== =======

         Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories. The allocation is determined by providing specific reserves against each criticized loan plus an unallocated portion against the remaining portfolio based on experience factors.

         NON-PERFORMING ASSETS. Non-performing assets increased 32.1% to $2,094,000 at December 31, 1998, compared with $1,585,000 at December 31, 1997,
$1,910,000 at December 31, 1996, $2,065,000 at December 31, 1995 and $1,805,000
at December 31, 1994. Non-performing assets as a percentage of total assets increased to .41% at December 31, 1998 up from .34% one year ago. This increase in non-performing assets is due to real estate assets being foreclosed on at a certain Bank.

         Non-performing assets consist of non-accrual loans, restructured loans and foreclosed real estate. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is ninety days or more past due. All installment loans past due ninety days or more are classified as non-accrual unless the loan is well secured or in the process of collection. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.

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

         The following table discloses non-performing assets and loans 90 days past due and still accruing interest as of December 31:

                              NON-PERFORMING ASSETS
                             (Dollars in thousands)

                                               ----------------------------------------------
                                                                DECEMBER 31,
                                               ----------------------------------------------
                                                1998      1997      1996      1995      1994
                                               ------    ------    ------    ------    ------
Non-accrual loans                              $  899    $1,314    $1,195    $1,177    $1,070
Foreclosed real estate                          1,195       271       715       888       735
                                               ------    ------    ------    ------    ------
     Total non-performing assets               $2,094    $1,585    $1,910    $2,065    $1,805
                                               ======    ======    ======    ======    ======
Non-performing assets as a percentage of:
     Total assets                                0.41%     0.34%     0.58%     0.76%     0.68%
     Total loans plus foreclosed real estate     1.08%     1.16%     1.68%     2.23%     1.98%

Accruing loans past due 90 days or more        $  311    $   40    $  182    $  383    $  151

         Interest income that would have been earned in 1998 on non-accrual loans had such loans performed in accordance with the original contracted terms was $185,000. The amounts related to 1997 and 1996 were $151,000 and $187,000, respectively.

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


                     AVERAGE DEPOSITS AND AVERAGE RATES PAID
                             (Dollars in thousands)

                                                        ---------------------------------------------------------------
                                                                             YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------
                                                                1998                  1997                  1996
                                                        ---------------------  ------------------  --------------------
                                                                       RATE                RATE                  RATE
                                                            AMOUNT     PAID     AMOUNT     PAID      AMOUNT      PAID
                                                           --------- --------  --------- --------  ----------  --------
Noninterest-bearing demand deposits                        $  63,402       --  $  54,723       --  $   39,489        --
INTEREST-BEARING DEPOSITS:
  Interest-bearing transaction (NOW) accounts                 61,656     2.57%    48,723     2.77%     33,342      2.85%
  Savings and money market accounts                           91,054     3.16%    70,559     3.14%     54,928      2.90%
  Certificates and time deposits under $100,000              132,623     4.74%   103,982     4.67%     76,248      4.36%
  Certificates and time deposits $100,000 and greater         75,381     5.07%    59,993     5.01%     44,535      4.86%
                                                           --------- --------  --------- --------  ----------
Total interest-bearing deposits                              360,714             283,257              209,053
                                                           ---------           ---------           ----------
Weighted average rate paid                                               4.04%               4.03%                 3.85%
                                                                     ========            ========              ========
         Total average deposits                            $ 424,116           $ 337,980           $  248,542
                                                           =========           =========           ==========

         Total average deposits increased $86 million or 25.5% due to internal growth. Mexico is part of the natural trade territory of the Banks. Thus, dollar-denominated deposits from Mexican sources have traditionally been a significant source of deposits. Included in total deposits are $103,768,000, $94,477,000, and $83,677,000 of Mexican National deposits at December 31, 1998, 1997, and 1996, respectively (in United States dollars only).

         The remaining maturity on certificates of deposit greater than $100,000 as of December 31, 1998 is presented below: (Dollars in thousands)

                                 THREE       OVER THREE       OVER SIX           OVER
                                 MONTHS        THROUGH         THROUGH          TWELVE
                                OR LESS      SIX MONTHS      TWELVE MONTHS      MONTHS      TOTAL
                              -----------  --------------  -----------------  ----------  ---------
Certificates of deposit of
   $100,000 and greater       $    34,267  $       21,872  $          23,583  $    2,309  $  82,031
                              ===========  ==============  =================  ==========  =========

LIQUIDITY

         Liquidity is the ability to have funds available at all times to meet the commitments of the Company. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and short-term investments in time deposits in banks, federal funds sold, trading account securities and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the Company's trade area. The Banks have not and do not solicit brokered deposits as a funding source. The liquidity of the Company is enhanced by the fact that 77.9% of total deposits at December 31, 1998 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

         Net cash provided by operating activities at December 31, 1998, includes a $4.9 million decrease in investment securities held in a trading account. See Note 1 of the consolidated financial statements for the accounting treatment of a trading account.

         At December 31, 1998, the Company's liquid assets amounted to $199 million or 39% of total gross assets, down from $201 million or 43% at December 31, 1997. Secondary sources of liquidity include the Company's ability to sell loan participations and purchase federal funds. In addition, NBC-Eagle Pass has an approved federal funds line at a correspondent bank and NBC-Laredo has an approved line of credit with the Federal Home Loan Bank.

CAPITAL RESOURCES

          Total stockholders' equity increased $1.1 million to $52.2 million at December 31, 1998 from $51.1 million at December 31, 1997. In addition to net income of $8.2 million, stockholders' equity increased $1.4 million due to an improvement in the net fair value of securities available for sale. Stockholder's Equity was reduced by the 463,675 shares of stock repurchased at a cost of $8.5 million, or an average of $18.35 per share, as part of a stock repurchase plan approved by the Board of Directors in 1997. The Board had authorized the repurchase of 500,000 shares. As of March 23, 1999, the Company has repurchased 494,674 shares. The ratio of total stockholders' equity to total assets was 10.2% at December 31, 1998 compared with 10.9% at December 31, 1997.

         The Company and the Banks are subject to minimum capital ratios mandated by their respective banking industry regulators. The table in Note 18 in the consolidated financial statement illustrates the Company's and the Banks' compliance with the risk-based capital guidelines of the FRB and the OCC. These guidelines are designed to measure Tier 1 and total capital while taking into consideration the risk inherent in both on and off-balance sheet items. Off-balance sheet items at December 31, 1998 include unfunded loan commitments and letters of credit. Pursuant to the current regulatory guidelines, the net unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and the leverage ratio. The leverage ratio is Tier 1 capital divided by quarterly average total assets. A leverage ratio of 3.0% is the minimum requirement for only the most highly rated banking organizations and all other institutions are required to maintain a leverage ratio of 3 to 5 percent.

         Tier 1 capital for the Company includes common stockholders' equity less goodwill. Total capital includes Tier 1 capital and a portion of the allowance for loan losses. The ratios are calculated by dividing the qualifying capital by the risk-weighted assets. The minimum ratio for qualifying total capital is 8.0% of which 4.0% must be Tier 1 capital. For the Company's capital ratios at December 31, 1998 and 1997, see Note 18 in the consolidated financial statements.

ACCOUNTING MATTERS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The statement provides that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The provisions of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997. The adoption of this statement did not have a material impact on financial position or results of operations.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected information about operation segments in interim financial reports issued to shareholders. SAFS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

         SFAS No. 128 "Earnings Per Share", issued in February 1997, and effective December 31, 1997, establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion No. 15.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

         Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's earnings or financial position.

YEAR 2000

         The Year 2000 (Y2K) issue centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather that the year 2000.

         The Company has formed a Y2K project team comprising technological, data processing, and operation personnel from each of the Banks' management. The project team has developed and is currently executing a planned review and risk assessment of all technology items used in the Company's operations, including core data processing systems, as well as material relationships with suppliers, correspondents, and customer groups. The identification of critical items and relations, and the renovation or replacement of items which are non-compliant with current guidelines were complete in 1998 in accordance with regulatory agency guidelines. Y2K compliance will be effected through data processing hardware and software upgrades and purchases of new equipment with an estimated aggregate cost of approximately $573,000. Approximately $80,000 was expensed for the year ended December 31, 1998 for the Y2K project.

         The three core systems, or mission critical systems, were implemented and tested for Y2K compliance in December 1998. These three systems include the depository and lending software as well as any ancillary or interface programs and the imaging software. The ATM software and the NT Server software will both be upgraded and tested by the end of the second quarter of 1999.

         The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Y2K issue. The Company presently believes that with modifications to existing software and conversions to new software, the Y2K issue will be mitigated without causing a material adverse impact on the operations of the Company. However, if such modifications and conversions are not made, or are not completed timely, the Y2K issue could have an impact on the operations of the Company. At this time, management does not believe that the impact and any resulting costs will be material.

FORWARD-LOOKING INFORMATION

         This Form 10-K contains certain "forward-looking" statements as such term is defined in The Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," " believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, technological change, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. The Company does not intend to update these forward-looking statements.

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
National Bancshares Corporation of Texas and Subsidiaries
San Antonio, Texas


We have audited the accompanying consolidated balance sheets of National Bancshares Corporation of Texas and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1998, 1997, and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bancshares Corporation of Texas and Subsidiaries as of December 31, 1998 and 1997, and the results of operations and its cash flows for the years ended December 31, 1998, 1997, and 1996, in conformity with generally accepted accounting principles.


/s/ Padgett, Stratemann & Co., L.L.P.


Padgett, Stratemann & Co., L.L.P.
Certified Public Accountants
March 18, 1999

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                                  1998         1997
                                                                                ---------    ---------
                                            ASSETS
Cash and due from banks                                                         $  16,473    $  27,278
Interest-bearing accounts                                                           2,343          216
Federal funds sold                                                                 37,195       29,940
Trading securities                                                                     --        3,433
Investment securities available for sale                                          142,558      139,771
Investment securities held to maturity                                             89,923      106,631
Loans, net of discounts                                                           192,219      136,313
Allowance for possible loan losses                                                 (2,670)      (2,458)
Bank premises and equipment, net                                                   17,793       12,538
Goodwill                                                                            8,804        9,180
Other assets                                                                        7,440        7,318
                                                                                ---------    ---------
       Total Assets                                                             $ 512,078    $ 470,160
                                                                                =========    =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand deposits - non-interest bearing                                       $  67,160    $  66,346
   Interest-bearing transaction accounts (NOW)                                     65,847       62,633
   Savings and money market accounts                                               95,622       88,972
   Certificates and time deposits under $100,000                                  136,996      131,787
   Certificates and time deposits $100,000 and over                                82,031       64,677
                                                                                ---------    ---------
       Total Deposits                                                             447,656      414,415
                                                                                ---------    ---------
Accrued interest payable and other liabilities                                      2,073        2,001
Other borrowings                                                                    8,459           --
Long term notes payable                                                             1,684        2,646
                                                                                ---------    ---------
       Total Liabilities                                                          459,872      419,062
Stockholders' Equity:
   Common Stock, $.001 par value, 100,000,000 shares authorized, 4,661,234 issued and 4,197,559 outstanding at December 31, 1998 and
     4,658,734 issued and outstanding at December 31, 1997                              5            5
   Surplus - Common Stock                                                          16,355       16,341
   Retained earnings                                                               40,957       32,796
   Accumulated other comprehensive income                                           3,395        1,956
   Treasury Stock, at cost (463,675 shares in 1998)                                (8,506)          --
                                                                                ---------    ---------
       Total Stockholders' Equity                                                  52,206       51,098
                                                                                ---------    ---------
       Total Liabilities and Stockholders' Equity                               $ 512,078    $ 470,160
                                                                                =========    =========


Notes to consolidated financial statements form an integral part of these statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               1998       1997       1996
                                                             --------   --------   --------
INTEREST INCOME:
    Interest and Fees on Loans                               $ 16,632   $ 13,029   $ 10,623
    Interest on Investment Securities - Taxable                14,845     12,667      9,144
    Interest on Investment Securities - Nontaxable                 --         --          1
    Interest on Federal Funds Sold                              1,504      1,513      1,038
    Interest on Deposits in Banks                                  82        125         14
                                                             --------   --------   --------
         TOTAL INTEREST INCOME                                 33,063     27,334     20,820

INTEREST EXPENSE:
    Interest on Deposits                                       14,568     11,419      8,039
    Interest on Debt                                              347        303         73
                                                             --------   --------   --------
         TOTAL INTEREST EXPENSE                                14,915     11,722      8,112

NET INTEREST INCOME                                            18,148     15,612     12,708
    Less: Provision for (Recovery of) Possible Loan Losses        232         80         (5)
                                                             --------   --------   --------
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF)
    POSSIBLE LOAN LOSSES                                       17,916     15,532     12,713

NON-INTEREST INCOME:
    Service Charges and Fees                                    3,240      2,796      2,371
    Net Trading Account Profit                                    782        103         --
    Net Realized Gains (Losses) on Sales of Securities          1,103      1,133         (6)
    Net Gains on Sales of Other Real Estate and Assets              9         62        103
    Miscellaneous Income                                          567        293        321
                                                             --------   --------   --------
         TOTAL NON-INTEREST INCOME                              5,701      4,387      2,789

NON-INTEREST EXPENSE:
    Salaries and Employee Benefits                              7,947      6,239      4,848
    Occupancy and Equipment Expenses                            2,566      1,917      1,544
    Goodwill Amortization                                         376        191         35
    Other Expenses                                              4,384      3,897      3,159
                                                             --------   --------   --------
         TOTAL NON-INTEREST EXPENSE                            15,273     12,244      9,586

INCOME BEFORE FEDERAL INCOME TAXES                              8,344      7,675      5,916
Federal Income Tax Expense                                        183        200        206
                                                             --------   --------   --------
NET INCOME                                                   $  8,161   $  7,475   $  5,710
                                                             ========   ========   ========

BASIC EARNINGS PER SHARE                                     $   1.81   $   1.60   $   1.23
                                                             ========   ========   ========

DILUTED EARNINGS PER SHARE                                   $   1.76   $   1.57   $   1.22
                                                             ========   ========   ========


Notes to consolidated financial statements form an integral part of these statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                   (DOLLARS AND NUMBER OF SHARES IN THOUSANDS)

                                                                                                        ACCUMULATED
                                                      COMMON STOCK                                         OTHER
                                               ------------------------------                          COMPREHENSIVE
                                               NUMBER OF                        RETAINED    TREASURY      INCOME,
                                                 SHARES      PAR     SURPLUS    EARNINGS     STOCK      NET OF TAX      TOTAL
                                               ---------    -----   ---------  ----------  ---------- ---------------- --------
BALANCE AT JANUARY 1, 1996                         4,530    $   4   $  15,619  $   19,611  $       --      $   743     $ 35,977
Net Income                                            --       --          --       5,710          --           --        5,710
Unrealized gain on securities AFS,
     net of tax and reclassification
     adjustment                                       --       --          --          --          --          499          499
                                                                                                                       --------
Total Comprehensive Income                                                                                                6,209
Conversion of Series B Preferred to Common           128        1         714          --          --           --          715
Exercise of Common Stock options                       1       --           8          --          --           --            8
                                               ---------    -----   ---------  ----------  ----------      -------     --------
BALANCE AT DECEMBER 31, 1996                       4,659        5      16,341      25,321          --        1,242       42,909
Net Income                                            --       --          --       7,475          --           --        7,475
Unrealized gain on securities AFS,
     net of tax and reclassification
     adjustment                                       --       --          --          --          --          714          714
                                                                                                                       --------
Total Comprehensive Income                                                                                                8,189
                                               ---------    -----   ---------  ----------  ----------      -------     --------
BALANCE AT DECEMBER 31, 1997                       4,659        5      16,341      32,796          --        1,956     $ 51,098
Net Income                                            --       --          --       8,161          --           --        8,161
Unrealized gain on securities AFS,
     net of tax and reclassification
     adjustment                                       --       --          --          --          --        1,439        1,439
                                                                                                                       --------
Total Comprehensive Income                                                                                                9,600
                                                                                                                       --------
Exercise of Common Stock Options                       2       --          14          --          --           --           14
Treasury stock purchased                           (464)       --          --          --      (8,506)          --       (8,506)
                                               ---------    -----   ---------  ----------  ----------      -------     --------
BALANCE AT DECEMBER 31, 1998                       4,197    $   5   $  16,355  $   40,957  $   (8,506)     $ 3,395     $ 52,206
                                               =========    =====   =========  ==========  ==========      =======     ========


Disclosure of reclassification amount:

Unrealized gain on securities AFS arising                                                                              $    711
during period
Reclassification adjustment for gains included in income, net of tax of  $375                                               728
                                                                                                                       --------
Net unrealized gain on securities AFS, net of tax                                                                      $  1,439
                                                                                                                       ========



Notes to consolidated financial statements form an integral part of these statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                       1998         1997         1996
                                                                     ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $   8,161    $   7,475    $   5,710
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                       1,798        1,159          944
     Credit for deferred federal income taxes                               15           46           61
     Provision to (recovery of) allowance for possible loan losses         232           80           (5)
     Net realized (gains) losses on securities available for sale       (1,103)      (1,133)           6
     Net decrease (increase) in trading account                          4,908       (3,433)          --
     Gain on sale of other real estate owned and other assets               (9)         (62)        (103)
     Increase in accrued interest receivable and other assets               46       (1,944)        (238)
     Increase in accrued interest payable and other liabilities             70          764           39
     Write-down of other real estate owned                                  --           --           18
                                                                     ---------    ---------    ---------
         Net cash provided by operating activities                      14,118        2,952        6,432
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease in federal funds sold                      (7,255)      (7,290)       2,320
     Net (increase) decrease in interest-bearing accounts               (2,127)         312          (40)
     Net increase in loans                                             (56,874)     (23,179)      (6,624)
     Purchases of securities available for sale                        (27,939)     (98,351)     (44,009)
     Proceeds from sales of securities available for sale               15,240       33,739       10,226
     Proceeds from maturities of securities available for sale          11,619       15,679       16,225
     Purchases of securities held to maturity                           (7,035)     (52,179)     (23,865)
     Proceeds from maturities of securities held to maturity            23,649       17,710       17,811
     Proceeds from sales of securities held to maturity                     --          539           --
     Capital expenditures                                               (6,480)      (6,551)        (730)
     Proceeds from sale of other real estate owned                          32          600          431
     Net payments for cash acquired from acquisitions                       --       (7,319)         (46)
                                                                     ---------    ---------    ---------
         Net cash used in investing activities                         (57,170)    (126,290)     (28,301)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in demand deposits, NOW accounts,
         savings and money-market accounts                              10,678       73,463       10,206
     Net increase in certificates of deposit and time deposits          22,563       61,197       14,263
     Proceeds from advances on other borrowings and long term debt      10,641       12,319          140
     Principal payments on other borrowings and long term debt          (3,143)     (13,668)        (150)
     Purchase of treasury stock                                         (8,506)          --           --
     Proceeds from exercise of common stock options                         14           --            8
                                                                     ---------    ---------    ---------
         Net cash provided by financing activities                      32,247      133,311       24,467

Net (decrease) increase in cash and due from banks                     (10,805)       9,973        2,598
Cash and due from banks at beginning of year                            27,278       17,305       14,707
                                                                     ---------    ---------    ---------
Cash and due from banks at end of year                               $  16,473    $  27,278    $  17,305
                                                                     =========    =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid:
     Interest                                                        $  14,776    $  11,206    $   7,988
     Income taxes                                                           71          128          126
Non-cash items:
     Loans originated to facilitate the sale of foreclosed assets           22          155          130
     Loan foreclosures                                                     947           94           66

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

     NATURE OF OPERATIONS

     The Company is a bank holding company which operates four commercial banks and seven branches located in Central Texas and South Texas on the Texas-Mexico border.

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

     INVESTMENTS IN SECURITIES

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

     Gains and losses on the sale of securities available for sale are determined using the specific-identification method with the exception of the investment portfolio maintained at NBT of Delaware, Inc. in which the average cost method to compute gains and losses on sales. The transfer of a security between categories of investments is accounted for at fair value.

     ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The allowance is maintained at a level considered adequate by management to absorb probable losses. Management determines the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and other pertinent factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks allowances for possible loan losses. Loans deemed uncollectible are charged to the allowance. The allowance is increased by provisions charged to operating expense and recoveries on loans previously charged off.

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Impaired loans are measured based on (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.

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

     INTEREST INCOME ON LOANS

     Unearned income on discounted loans is credited to the unearned discount account when the loan is made and is recorded as interest income over the term of the loan under the sum-of-the-digits (Rule of 78's) method. Income recognized under the sum-of-the-digits method is not materially different than income that would be recognized under the level yield or "interest method."

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

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     NET INCOME PER SHARE OF COMMON STOCK

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", (SFAS No. 128) effective December 31, 1997. This Statement requires the computation and presentation of both "basic" and "diluted" earnings per share for all companies with complex capital structures.

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

     COMPREHENSIVE INCOME

     The Company has adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

     SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     The Company has adopted Financial Accounting Standards Board No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected information about operation segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of this statement did not have an impact on financial position or results of operations.

     RECLASSIFICATIONS

     Certain amounts have been reclassified from prior presentations at December 31, 1997 and 1996 to conform to classifications at December 31, 1998. There is no effect on previously reported net income or retained earnings.

2.   ACQUISITIONS

     On September 30, 1996, the Company acquired Luling Bancshares, Inc., including its subsidiary, The First National Bank in Luling, in Luling, Texas. The transaction was accounted for as a purchase. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair value at the date of acquisition. Results of

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                                                         DECEMBER 31, 1998
                                                                        -------------------------------------------------
                                                                         AMORTIZED    GROSS        GROSS      APPROXIMATE
                                                                            COST    UNREALIZED   UNREALIZED    FAIR VALUE
                                                                                      GAINS        LOSSES
                                                                        ----------- ----------   ----------  ------------
     SECURITIES AVAILABLE FOR SALE:
          U.S. Treasury securities                                      $   127,081 $    7,038   $       --  $    134,119
          U.S. Government agency and mortgage-backed securities               1,977         24           --         2,001
          Other securities including Federal Reserve Bank stock               8,354         --       (1,916)        6,438
                                                                        ----------- ----------   ----------  ------------
               Total                                                    $   137,412 $    7,062   $   (1,916) $    142,558
                                                                        =========== ==========   ==========  ============

                                                                        -------------------------------------------------
                                                                         AMORTIZED    GROSS        GROSS      APPROXIMATE
                                                                            COST    UNREALIZED   UNREALIZED    FAIR VALUE
                                                                                      GAINS        LOSSES
                                                                        ----------- ----------   ----------  ------------
     SECURITIES HELD TO MATURITY:
          U.S. Treasury securities                                      $    87,885 $    4,464   $       --  $     92,349
          U.S. Government agency and mortgage-backed securities               1,973         13           --         1,986
          Foreign debt securities                                                65          2           (3)           64
                                                                        ----------- ----------   ----------  ------------
               Total                                                    $    89,923 $    4,479   $       (3) $     94,399
                                                                        =========== ==========   ==========  ============


                                                                                         DECEMBER 31, 1997
                                                                        -------------------------------------------------
                                                                         AMORTIZED    GROSS        GROSS      APPROXIMATE
                                                                            COST    UNREALIZED   UNREALIZED    FAIR VALUE
                                                                                      GAINS        LOSSES
                                                                        ----------- ----------   ----------  ------------
     SECURITIES AVAILABLE FOR SALE:
         U.S. Treasury securities                                       $   133,545 $    2,543   $       --  $    136,088
         U.S. Government agency and mortgage-backed securities                1,584         17           --         1,601
         Other securities including Federal Reserve Bank stock                1,677        405           --         2,082
                                                                        ----------- ----------   ----------  ------------
              Total                                                     $   136,806 $    2,965   $       --  $    139,771
                                                                        =========== ==========   ==========  ============

     SECURITIES HELD TO MATURITY:
         U.S. Treasury securities                                       $   103,932 $    1,646   $       (4) $    105,574
         U.S. Government agency and mortgage-backed securities                2,635         34           --         2,669
         Foreign debt securities                                                 64         --           (8)           56
                                                                        ----------- ----------   ----------  ------------
              Total                                                     $   106,631 $    1,680   $      (12) $    108,299
                                                                        =========== ==========   ==========  ============

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During the year ended December 31, 1998, the Company transferred securities with a fair value of $1,475,425 from the available-for-sale category into the trading category. A gain of $430,325 was realized upon the transfer. During the year ended December 31, 1997, the Company did not transfer any securities between the held to maturity and available for sale categories.

     The unrealized gains and losses on investment securities held at December 31, 1998 and 1997 have been judged to be temporary market fluctuations with no material financial impact on the Company. Unrealized net holding gains on trading securities of $103,000 were included in earnings in 1997. ($0 in 1998 and 1996)

     Investment securities carried at approximately $55,824,000 and $36,167,000 at December 31, 1998 and 1997, respectively, were pledged to secure public funds.

     The scheduled maturities of securities to be held to maturity and securities available for sale at December 31, 1998 were as follows (Dollars in thousands):

                                                                                       DECEMBER 31, 1998
                                                                 ------------------------------------------------------------
                                                                      AVAILABLE FOR SALE               HELD TO MATURITY
                                                                 -----------------------------   ----------------------------
                                                                  AMORTIZED     APPROXIMATE       AMORTIZED    APPROXIMATE
                                                                     COST        FAIR VALUE         COST        FAIR VALUE
                                                                 ------------- ---------------   ------------ ---------------
     Due in one year or less                                     $      17,026 $        17,191   $     15,035 $        15,252
     Due in one year to five years                                      69,397          72,457         52,940          55,276
     Due from five to ten years                                         42,162          45,986         19,974          21,884
     Due after ten years                                                   316             320             --              --
                                                                 ------------- ---------------   ------------ ---------------
         Total                                                   $     128,901 $       135,954   $     87,949 $        92,412
     Equity Securities                                                   7,764           5,848             --              --
     Mortgage backed securities                                            407             416          1,974           1,987
     Federal Reserve Bank Stock                                            340             340             --              --
                                                                 ------------- ---------------   ------------ ---------------
         Total                                                   $     137,412 $       142,558   $     89,923 $        94,399
                                                                 ============= ===============   ============ ===============


     Gross realized gains and gross realized losses on sales of securities available for sale were $1,128,294 and $25,148, respectively, in 1998, $1,412,000 and $279,000, respectively, in 1997, and $13,000 and $19,000, respectively, in 1996.

4.   LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The components of loans in the consolidated balance sheets were as follows (Dollars in thousands):

                                          DECEMBER 31,
                                       1998         1997
                                     ---------    ---------
Commercial Loans                     $  30,242    $  17,347
Real Estate - Construction              12,125       10,338
Real Estate - Commercial                56,420       35,929
Real Estate - Residential               63,234       45,823
Agriculture Loans                        3,712        4,809
Consumer Loans                          26,277       22,395
Other Loans                              1,435          755
                                     ---------    ---------
                                       193,445      137,396
Unearned Discount                       (1,226)      (1,083)
                                     ---------    ---------
                                       192,219      136,313
Allowance for Possible Loan Losses      (2,670)      (2,458)
                                     ---------    ---------
                                     $ 189,549    $ 133,855
                                     =========    =========

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Changes in the allowance for possible loan losses were as follows (Dollars in thousands):

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
                                                                  (Dollars in Thousands)
Balance at beginning of year                                  $ 2,458    $ 2,408    $ 1,906
    Provisions (credits) for possible loan losses                 232         80         (5)
    Allowance on acquired loans                                    --         --        467
    Losses charged to the allowance                              (290)      (272)      (251)
    Recoveries credited to the allowance                          270        242        291
                                                              -------    -------    -------
Balance at end of year                                        $ 2,670    $ 2,458    $ 2,408
                                                              =======    =======    =======

     The restoration of loan loss provision of $5,000 for the year ended December 31, 1996 resulted from significant collections of previously charged-off loans, and from improved performance and quality of the loan portfolio.

     Impaired loans are those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected. The Company has identified these loans through its normal loan review procedures. Impaired loans include (1) all non-accrual loans, (2) loans which are 90 days or more past due, unless they are well secured (i.e., the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection, and (3) other loans which management believes are impaired. Substantially all of the Company's impaired loans are measured at the fair value of the collateral. In limited cases the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.

     As of December 31, 1998, 1997, and 1996, the Banks have impaired loans of $899,000, $1,314,000, and $1,195,000, respectively. The allowance for loan losses related to those loans was $75,000, $117,000, and $97,300 at December 31, 1998, 1997, and 1996, respectively. The average recorded investment in impaired loans during the year ended December 31, 1998, 1997, and 1996 was $1,546,000, $1,254,000, and $1,186,000, respectively. Interest income of approximately $50,000, $287,000, and $478,000 on impaired loans was recognized for cash payments received during the year ended December 31, 1998, 1997, and 1996, respectively. Management of the Company recognizes the risks associated with these impaired loans. However, management's decision to place loans in this category does not necessarily mean that the Company expects losses to occur.

     The Banks' nonperforming loans at December 31, 1998 consisted of $311,000 in accruing loans over 90 days past due and $899,000 in nonaccrual loans. The reduction in interest income associated with nonaccrual loans during the year ended December 31, 1998, 1997, and 1996 was approximately $185,000, $151,000, and $187,000, respectively.

5.   BANK PREMISES AND EQUIPMENT

     The components of bank premises and equipment included in the consolidated balance sheets were as follows (Dollars in thousands):

                                               DECEMBER 31,
                                              1998     1997
                                            -------   -------
     Land                                   $ 4,345   $ 3,517
     Buildings and Leasehold Improvements    12,881     8,694
     Equipment and Furniture                  7,296     5,859
                                            -------   -------
          Total Cost                         24,522    18,070
     Less: Accumulated Depreciation           6,729     5,532
                                            -------   -------
          Net Book Value                    $17,793   $12,538
                                            =======   =======

     Depreciation expense totaled $1,197,000, $919,000, and $705,000 for the years ended December 31, 1998, 1997, and 1996, respectively. NBC-Eagle Pass has committed to spend approximately $5 million to build and equip a 30,000

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     square foot branch in San Antonio, Texas. The branch was completed during the first quarter of 1999. Capitalized interest on three branch construction projects totaled $87,230 for the year ended December 31, 1998.

6.   OTHER ASSETS

     Other assets include the following (Dollars in thousands):

                                                             DECEMBER 31,
                                                            1998     1997
                                                          -------  -------
     Accrued Interest Receivable                          $ 4,750  $ 4,757
     Deferred Tax Asset                                       900    1,751
     Other Real Estate Owned                                1,195      271
     Other                                                    595      539
                                                          -------  -------
             Total                                        $ 7,440  $ 7,318
                                                          =======  =======

7.   DEPOSITS

     Included in total deposits are $103,768,000 and $94,477,000 of Mexican National deposits at December 31, 1998 and 1997, respectively.

     The aggregate amount of short-term jumbo certificates of deposit (CDs), each with a minimum denomination of $100,000, was approximately $79,722,000 and $65,763,000 at December 31, 1998 and 1997, respectively.


     At December 31, 1998, the scheduled maturities of CDs are as follows:

     Year ending December 31,
                           1999                         $ 206,354
                           2000                            10,167
                           2001                             1,797
                           2002                               321
                           2003 and thereafter                388
                                                        ---------
                                                        $ 219,027
                                                        =========

8.   OTHER BORROWINGS AND LONG-TERM NOTES PAYABLE

     On December 31, 1998, a subsidiary bank holding company maintained a margin account which is secured by investment securities. The interest rate is variable (6.25% at December 31, 1998).The balance at December 31, 1998 was $2,272,061.

     In May 1994, Laredo borrowed $200,000 from the Federal Home Loan Bank of Dallas. This advance bears an interest rate of 7.49% and has a maturity date of June 1999. Principal and interest payments are due monthly in the approximate amount of $1,600 with the remaining balance due at maturity. The outstanding balance at December 31, 1998 and 1997 was approximately $177,000 and $182,000, respectively. In July 1995, $175,000 was advanced to Laredo from the Federal Home Loan Bank of Dallas. This note bears an interest rate of 6.393% and has a maturity date of August 2015. Principal and interest payments are due monthly in the approximate amount of $1,300 with the remaining balance due at maturity. The outstanding balance at December 31, 1998 and 1997 was approximately $159,000 and $164,000, respectively. In September 1998, Laredo borrowed $100,000 from the Federal Home Loan Bank of Dallas. This advance bears an interest rate of 5.15% and has a maturity date of October 2018. Principal and interest payments are due monthly in the approximate amount of $668. The outstanding balance at December 31, 1998 was $99,500. In December 1998, Laredo borrowed $1,250,000 from the Federal Home Loan Bank of Dallas. This advance bears an interest rate of 5.13% and has a maturity date of January 2004. Principal and interest payments are due monthly in the approximate amount of $24,000. The outstanding balance at December 31, 1998 was $1,250,000.

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On October 2, 1998, the Company executed a $7.5 million revolving line of credit with The Independent Bankers Bank in Dallas. The note bears a variable interest rate at New York prime (8.00% at December 31, 1998). Interest only payments are due quarterly beginning January 2, 1999 with the balance of unpaid principal plus accrued interest due at maturity. The note matures on October 2, 1999. The note is collateralized by the common stock of NBT of Delaware, Inc. and the stock of the subsidiary banks. The outstanding balance at December 31, 1998 was $6,187,000.

     Aggregate maturities at December 31, 1998 are as follows:

     Year ending December 31,
                           1999                                     $ 8,849,817
                           2000                                         244,913
                           2001                                         257,847
                           2002                                         271,463
                           2003 and thereafter                          519,534
                                                                    -----------
                                                                    $10,143,574
                                                                    ===========

9.   COMMITMENTS AND CONTINGENT LIABILITIES

     The Company's consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are described in Note 16 as financial instruments with off-balance sheet risk.

     The Company and its wholly owned subsidiaries are defendants in legal actions arising from normal business activities. Management believes that those actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial position, results of operations, cash flows, or liquidity.

     The Company has a forty-two month sub-lease agreement for general corporate office space. The commencement date of the sub-lease was July 1, 1996. The Company also leases property which is used as a data processing center. The commencement date of this lease was October 1, 1995. This lease expires on March 31, 1999. The Company also entered into a twelve month lease for a loan production office which expired on January 31, 1999. Gross rental expense for the year ended December 31, 1998, 1997, and 1996 was $134,738, $108,458, and $76,040, respectively.

     Future minimum lease payments at December 31, 1998 are as follows:

     Year ending December 31,
                           1999                      $ 56,242
                           2000                            --
                           2001                            --
                                                     --------
                                                     $ 56,242
                                                     ========

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

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The following provides a reconciliation of basic and diluted earnings per share (Dollars in thousands, except shares and per share amounts):

                                                   ------------------------------------
                                                                 DECEMBER 31,
                                                   ------------------------------------
                                                      1998         1997        1996
                                                   ----------   ----------   ----------
     Net income before extraordinary credit        $    8,161   $    7,475   $    5,710
     Weighted average shares outstanding:
        Basic                                       4,503,427    4,658,734    4,639,955
        Diluted                                     4,625,323    4,749,200    4,696,521

     Earnings per share - Basic                    $     1.81   $     1.60   $     1.23
                                                   ==========   ==========   ==========
        Effect of diluted securities:
             stock options                              (0.05)       (0.03)       (0.01)
                                                   ----------   ----------   ----------
     Earnings per share - Diluted                  $     1.76   $     1.57   $     1.22
                                                   ==========   ==========   ==========

11.  EMPLOYEE BENEFITS

     The Company has a defined contribution plan for the benefit of substantially all employees. The plan includes a 401(k)-retirement plan feature. Employees are allowed to make contributions to the plan. Each subsidiary Bank's contribution to the plan is determined annually by that Bank's Board of Directors. Plan expense for the years ended December 31, 1998, 1997 and 1996 totaled $140,767, $104,873, and $49,515, respectively.

12.  MANAGEMENT AND DIRECTOR STOCK OPTION PLAN

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

     In 1994, options representing 29,000 shares included in the 1994 Plan were granted to certain officers and employees of the Company at an option price of $5.68 per share. The grant date of these options is March 31, 1994, with a vesting period of 20% per year for five years. In 1998 and 1996, 2,500 and 1,200 of these options were exercised, respectively. None of these granted options were exercised in 1997, 1995 or 1994. At December 31, 1994, there were 59,334 shares as to which options could be granted in the future under the 1994 Plan.

     Effective March 1, 1995, the Company adopted the 1995 Stock Option Plan (the 1995 Plan), which includes the "Outside Director's Stock Option Agreement" and the "Nonqualified Stock Option Agreement." The maximum number of shares for which options could be granted or sold under the 1995 Plan was 214,000 shares of Common Stock. This

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     In 1998, options representing 40,850 shares were granted to certain officers and directors of the Company at an option price of $13.25 per share, after the approval of 230,000 additional shares of common stock being added to the 1995 plan. Also in 1998, 850 shares included in the 1995 plan were reacquired by the Company.

     In 1997, options representing 50,000 shares were granted to certain officers and directors of the Company at an option price of $13.25 per share. In 1996, options representing 1,800 shares included in the 1995 plan were reacquired by the Company. On March 1, 1996, options representing 14,000 shares were granted to the outside directors of the Company at an option price of $11.25 per share. On September 30, 1996, options representing 5,700 shares were granted to certain officers of the Company at an option price of $11.00 per share. In 1995, options representing 103,000 shares included in the 1995 Plan were granted to certain directors and officers of the Company at an option price of $6.25 per share. The grant date of these options is March 1, 1995. Under the "Outside Director's Stock Option Agreement," the outside director shall have a right to exercise the option at any time after the date of grant or the date the Company's shareholders approve the 1995 Plan, whichever is later, but the option may not be exercised, in whole or in part, after the seventh anniversary of the date of grant. Under the "Nonqualified Stock Option Agreement," options are exercisable in one-fifth increments commencing one year after the grant date and subject to any longer or shorter periods the Administrator may impose. The option, however, may not be exercised, in whole or in part, after five years from the date of grant.

     At December 31, 1998, there were 204,100 shares available for future grants under the 1995 Plan.

     Following is a summary of changes in the number of shares of Common Stock represented by options granted:

                                                                                 Number of
                                                                                  Shares
                                                                                ----------
     Options outstanding as of December 31, 1994                                     29,000
     Options granted under the 1995 Plan (exercisable at $6.25 per share)           103,000
                                                                                -----------
     Options outstanding as of December 31, 1995                                    132,000
     Options granted under the 1995 Plan (exercisable at $11.25 and $11.00)          19,700
     Options exercised in 1996                                                       (1,200)
     Options reacquired                                                              (1,800)
                                                                                -----------
     Options outstanding as of December 31, 1996                                    148,700
     Options granted under the 1995 Plan (exercisable at $13.25)                     50,000
                                                                                -----------
     Options outstanding as of December 31, 1997                                    198,700
     Options granted under the 1995 Plan (exercisable at $13.25)                     40,850
     Options reacquired                                                                (850)
     Options exercised in 1998                                                       (2,500)
                                                                                -----------
     Options outstanding as of December 31, 1998                                    236,200
                                                                                ===========

     Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," however, the Company will continue to account for stock-based compensation using APB Opinion No. 25 for both stock option plans and, accordingly, no compensation cost will be recognized for stock options in the consolidated financial statements. In determining compensation cost based on the fair value method at the date of grant for stock options under SFAS No. 123, the Company's net income and net income per share would have been reduced by less than 1% for 1998, 1997, and 1996.

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  OTHER OPERATING EXPENSES

     Other operating expenses include the following (Dollars in thousands):

                                      DECEMBER 31,
                                ------------------------
                                 1998     1997     1996
                                ------   ------   ------
     Data processing expenses   $  267   $  247   $  418
     FDIC insurance                 49       34        6
     Insurance                     107      101      109
     Office supplies               603      572      375
     Postage and courier           498      601      379
     Professional fees             905      784      689
     Miscellaneous               1,955    1,558    1,183
                                ======   ======   ======
            Total               $4,384   $3,897   $3,159
                                ======   ======   ======

14.  FEDERAL INCOME TAX

     The provision for federal income tax consisted of the following (Dollars in thousands):

                                        YEARS ENDED DECEMBER 31,
                                      ---------------------------
                                       1998       1997      1996
                                      ------     ------    ------
     Currently Paid or Payable        $  168     $  154    $  145
     Deferred Expense                     15         46        61
                                      ------     ------    ------
           Total                      $  183     $  200    $  206
                                      ======     ======    ======

     The provision for federal income tax is less than that computed by applying the federal statutory rate of 34% to income before income taxes as indicated in the following analysis (Dollars in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                          -----------------------------
                                                           1998       1997       1996
                                                          -------    -------    -------
     Tax Based on Statutory Rate                          $ 2,837    $ 2,610    $ 2,011
     Effect of Tax-exempt Income                              (15)       (26)       (33)
     Interest and other Nondeductible Expenses                  9          8          7
     Decrease in Deferred Tax Asset Valuation Allowance    (2,873)    (2,611)    (1,949)
     Alternative Minimum Tax                                  167        156        132
     Goodwill                                                  28         24         12
     Other - Net                                               30         39         26
                                                          -------    -------    -------
                                                          $   183    $   200    $   206
                                                          =======    =======    =======

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The components of the deferred income tax assets and liabilities consist of the following (Dollars in thousands):

                                                                                 YEARS ENDED DECEMBER 31,
                                                                                ---------------------------
                                                                                  1998               1997
                                                                                --------           --------
     Deferred Tax Assets Related to:
           Net Operating Loss Carryforward                                      $ 30,928           $ 33,788
           Other Real Estate Owned                                                    72                 78
           Allowance for Loan Losses                                                  --                 89
           Securities Valuation Reserve                                               55                 64
           Non-accrual Loan Interest                                                 140                135
           Other                                                                      40                 74
                                                                                --------           --------
           Less Valuation Allowance                                               31,235             34,228
                                                                                  27,919             30,792
                                                                                --------           --------
                Total Deferred Tax Assets                                          3,316              3,436
                                                                                --------           --------
     Deferred Tax Liabilities Related to:
           Allowance for Loan Losses                                                 (31)              (189)
           Depreciation                                                             (146)              (203)
           Bond Accretion                                                           (395)              (225)
           Goodwill                                                                  (94)
           Other                                                                      --                (60)
           Net Unrealized appreciation on Securities Available for Sale           (1,750)            (1,008)
                                                                                --------           --------
                Total Deferred Tax Liabilities                                    (2,416)            (1,685)
                                                                                --------           --------
                     Net Deferred Tax Asset                                     $    900           $  1,751
                                                                                ========           ========

     For federal income tax purposes, the Company had approximately $95 million in net operating loss carryforwards as of December 31, 1998 which will be available to reduce income tax liabilities in future years. If unused, approximately $91 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

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

     During the year ended December 31, 1998 and 1997, the deferred tax asset valuation allowance was reduced by $2,873,000 and $2,611,000, respectively, to adjust the recorded net deferred tax asset to an amount considered more likely than not to be realized. The deferred tax asset net of the valuation allowance and recorded on the books of the Company was $900,000 at December 31, 1998. Realization of this asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Realization could also be affected by a significant ownership change of the Company over a period of three years as prescribed by income tax law. Although realization of the net deferred tax asset is not assured because of these uncertainties, management believes it is more likely than not that all of the recorded deferred tax asset will be realized.

15.  RELATED PARTY TRANSACTIONS

     The Banks have entered into transactions with their directors, executive officers, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 1998 and 1997 was $5,906,000 and $4,203,000,
     respectively. During the year ended December 31, 1998 and 1997, new loans to such related parties amounted to $2,844,000 and $1,405,000, respectively, and repayments amounted to $1,181,000 and $904,000, respectively. No outside directors of the Company have any outstanding loans.

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During 1998 and 1997, the Company utilized a stock brokerage firm, which is 100% owned by the Company's Chairman, to execute certain transactions on its behalf. The Company uses an unrelated company to act as custodian and clearing firm for its investment assets. Net revenues earned by the traders at the brokerage firm excluding the Company Chairman related to investment transactions by the Company in 1998 and 1997 totaled $35,918 and $1,579 on purchase and sale transactions of $78,810,916 and $6,137,000, respectively.

16.  FINANCIAL INSTRUMENTS

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

     A summary of the notional amounts of the Bank's financial instruments with off-balance sheet risk at December 31, 1998 is as follows:

                                                                 NOTIONAL AMOUNT
                                                                 ---------------
     Commitments to extend credit                                    $17,194,000
     Commitments to extend credit - Credit Cards                         269,000
     Financial standby letters of credit                               1,236,000
     Performance standby letters of credit                               131,000


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

         QUOTED FEES CURRENTLY BEING CHARGED for off-balance-sheet instruments, including letters of credit and loan commitments.

     The estimated fair values of the Company's financial instruments were as follows:

                                                               DECEMBER 31, 1998                   DECEMBER 31, 1997
                                                           ---------------------------         ----------------------------
                                                                               (Dollars in Thousands)
                                                           CARRYING            FAIR             CARRYING           FAIR
                                                            AMOUNT             VALUE             AMOUNT            VALUE
                                                           ---------         ---------         ----------        ----------
     Financial Assets:
         Cash and Due from Banks                           $  16,473         $  16,473         $   27,278        $   27,278
         Interest Bearing Deposits in Banks                    2,343             2,343                216               216
         Federal Funds sold                                   37,195            37,195             29,940            29,940
         Trading Securities                                       --                --              3,433             3,433
         Securities Available for Sale                       142,558           142,558            139,771           139,771
         Securities Held to Maturity                          89,923            94,399            106,631           108,299
         Loans - net                                         189,549           191,160            133,855           132,924
         Accrued Interest Receivable                           4,750             4,750              4,757             4,757

     Financial Liabilities:
         Demand Deposits                                      67,160            67,160             66,346            66,346
         NOW, Money market, and
              Savings Accounts                               161,469           161,469            151,605           151,605
         Time Deposits                                       219,027           260,056            196,464           196,956
         Accrued Interest Payable                              1,429             1,429              1,291             1,291
         Other Debt                                           10,143            10,143              2,646             2,646

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

17.  CONCENTRATIONS OF CREDIT

     Substantially all of the Banks' loans, commitments, and standby letters of credit have been granted to customers in the Banks' market areas which include South and Central Texas. Substantially all of these customers are depositors of the Banks. Investments in state and municipal securities also involve governmental entities within the Banks' market areas. The concentrations of credit by type of loan are set forth in note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers.

18.  REGULATORY MATTERS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and its subsidiary banks meet all capital adequacy requirements to which it is subject.

     As of December 31, 1998, the most recent notification from the Banking regulators categorized the Company and its subsidiary banks as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Company and its subsidiary banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' categories.

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company and its subsidiary banks actual capital amounts and ratios are also presented in the table.

                                                                                          TO BE WELL CAPITALIZED
                                                                      FOR CAPITAL         UNDER PROMPT CORRECTIVE
     AS OF DECEMBER 31, 1998:                     ACTUAL           ADEQUACY PURPOSES        ACTION PROVISIONS
                                            --------------------  --------------------   -------------------------
                                              AMOUNT     RATIO      AMOUNT     RATIO       AMOUNT          RATIO
                                            ---------- ---------  ---------- ---------   ----------      ---------
     Total Capital to Risk Weighted Assets:
         CONSOLIDATED                       $   41,033     19.62%  $  16,730   => 8.00%  $   20,912       => 10.00%
         Eagle Pass                             18,656     16.36%      9,120   => 8.00       11,400       => 10.00
         Laredo                                  8,638     16.78%      4,119   => 8.00        5,149       => 10.00
         Rockdale                                7,112     24.36%      2,336   => 8.00        2,920       => 10.00
         Luling                                  3,933     21.31%      1,477   => 8.00        1,846       => 10.00
     Tier 1 Capital to Risk Weighted Assets:
         CONSOLIDATED                       $   38,418     18.37%  $   8,365   => 4.00%  $   12,547       =>  6.00%
         Eagle Pass                             17,231     15.11%      4,560   => 4.00        6,840       =>  6.00
         Laredo                                  8,040     15.61%      2,060   => 4.00        3,089       =>  6.00
         Rockdale                                6,747     23.11%      1,168   => 4.00        1,752       =>  6.00
         Luling                                  3,699     20.04%        738   => 4.00        1,108       =>  6.00
     Tier 1 Capital to Average Assets:
         CONSOLIDATED                        $  38,418      8.12%  $  19,707   => 4.00%  $   24,633       =>  5.00%
         Eagle Pass                             17,231      6.49%     10,622   => 4.00       13,277       =>  5.00
         Laredo                                  8,040      9.95%      3,233   => 4.00        4,041       =>  5.00
         Rockdale                                6,747      6.12%      4,408   => 4.00        5,510       =>  5.00
         Luling                                  3,699     13.03%      1,135   => 4.00        1,419       =>  5.00



                                                                                          TO BE WELL CAPITALIZED
                                                                      FOR CAPITAL         UNDER PROMPT CORRECTIVE
     AS OF DECEMBER 31, 1997:                     ACTUAL           ADEQUACY PURPOSES        ACTION PROVISIONS
                                            --------------------  --------------------   -------------------------
                                              AMOUNT     RATIO      AMOUNT     RATIO       AMOUNT        RATIO
                                            ---------- ---------  ---------- ---------   ----------   ------------
     Total Capital to Risk Weighted Assets:
         CONSOLIDATED                       $   41,767     29.02% $   11,513  =>  8.00%  $   14,391    =>    10.00%
         Eagle Pass                             16,478     23.47%      5,617  =>  8.00        7,021    =>    10.00
         Laredo                                  8,166     15.78%      4,140  =>  8.00        5,174    =>    10.00
         Rockdale                                6,178     28.92%      1,709  =>  8.00        2,136    =>    10.00
         Luling                                  3,550     22.84%      1,243  =>  8.00        1,554    =>    10.00
     Tier 1 Capital to Risk Weighted Assets:
         CONSOLIDATED                       $   39,960     27.77% $    5,757  =>  4.00%  $    8,635    =>     6.00%
         Eagle Pass                             15,554     22.15%      2,809  =>  4.00        4,213    =>     6.00
         Laredo                                  7,622     14.73%      2,070  =>  4.00        3,105    =>     6.00
         Rockdale                                5,911     27.67%        855  =>  4.00        1,282    =>     6.00
         Luling                                  3,352     21.57%        622  =>  4.00          933    =>     6.00
     Tier 1 Capital to Average Assets:
         CONSOLIDATED                       $   39,960      9.13% $   17,509  =>  4.00%  $   21,886    =>     5.00%
         Eagle Pass                             15,554      6.69%      9,307  =>  4.00       11,634    =>     5.00
         Laredo                                  7,622     11.02%      2,767  =>  4.00        3,459    =>     5.00
         Rockdale                                5,911      5.32%      4,443  =>  4.00        5,554    =>     5.00
         Luling                                  3,352     12.46%      1,076  =>  4.00        1,345    =>     5.00

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

     Condensed balance sheet information of National Bancshares Corporation of Texas (The Parent Company) at December 31, 1998 and 1997, and the related statements of income and cash flows for the years ended December 31, 1998, 1997 and 1996 are as follows (dollars in thousands):

     BALANCE SHEETS:

                                                      DECEMBER 31,
                                                   --------------------
                                                     1998        1997
                                                   --------    --------
ASSETS:
Cash                                               $    360    $    616
Investment in Subsidiaries                           54,389      49,025
Fixed Assets - net                                      166          58
Federal Tax Benefits Due                                827         679
Deferred Tax Asset                                    3,117       2,995
Other assets                                            199         112
                                                   --------    --------
      Total Assets                                 $ 59,058    $ 53,485
                                                   ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Notes Payable                                      $  6,187    $  2,300
Accrued Interest Payable and Other Liabilities          240          87
                                                   --------    --------
      Total Liabilities                               6,427       2,387
                                                   --------    --------
Common Stock                                              5           5
Surplus - Common Stock                               16,355      16,341
Retained Earnings                                    40,957      32,796
Accumulated Other Comprehensive Income                3,395       1,956
Treasury Stock, at cost (463,675 shares in 1998)     (8,081)         --
                                                   --------    --------
      Total Stockholders' Equity                     52,631      51,098
                                                   --------    --------
                                                   $ 59,058    $ 53,485
                                                   ========    ========


     STATEMENTS OF OPERATIONS:

                                                YEAR ENDED DECEMBER 31,
                                               ------------------------
                                                1998     1997     1996
                                               ------   ------   ------
INCOME:
   Dividends from Subsidiaries                 $2,300   $1,535   $2,697
   Undistributed Earnings of Subsidiaries       3,924    4,245    1,543
   Other Income                                   412       40      352
   Net Realized Gains on Sales of Securities       --       --       11
   Gain on Sale of Other Real Estate Owned         --       --       17
   Interest Income                                 --       --       61
                                               ------   ------   ------
                                                6,636    5,820    4,681
                                               ------   ------   ------
EXPENSES:
   Salaries and Employee Benefits                 690      498      404
   Occupancy and Equipment Expenses               141       91      217
   Interest Expense                               202      275       47
   Other Operating Expenses                       487      325      298
                                               ------   ------   ------
                                                1,520    1,189      966
                                               ------   ------   ------
   INCOME BEFORE FEDERAL INCOME TAX BENEFIT     5,116    4,631    3,715
   Federal Income Tax Benefit                   3,045    2,844    1,995
                                               ------   ------   ------
   NET INCOME                                  $8,161   $7,475   $5,710
                                               ======   ======   ======

                    NATIONAL BANCSHARES CORPORATION OF TEXAS
                              (PARENT COMPANY ONLY)
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                   1998       1997       1996
                                                                  -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $ 8,161    $ 7,475    $ 5,710
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Equity in earnings of subsidiaries                            (6,224)    (5,780)    (4,240)
     Dividends received                                             2,300      1,535      2,697
     Depreciation and amortization                                     28         16        109
     Net realized gains on securities available for sale               --         --        (11)
     Gain on sale of other real estate owned and other assets          --         --        (17)
     Increase in accrued interest receivable and other assets        (357)         3       (307)
     Increase in accrued interest payable and other liabilities       153       (255)        99
                                                                  -------    -------    -------
         Net cash provided by operating activities                  4,061      2,994      4,040
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net decrease in interest bearing accounts                         --         32        283
     Purchases of securities available for sale                        --         --     (3,657)
     Proceeds from sales of securities available for sale              --         --      1,042
     Proceeds from maturities of securities available for sale         --         --         74
     Capital expenditures                                            (136)       (38)      (188)
     Proceeds from sale of other real estate owned                     --         --        266
     Contribution to subsidiary                                        --     (2,500)        --
     Net payments for acquisitions                                     --         --     (1,209)
                                                                  -------    -------    -------
         Net cash used in investing activities                       (136)    (2,506)    (3,389)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from advances on debt                                 6,386      5,500        140
     Principal payments on other debt                              (2,500)    (6,839)      (140)
     Exercise of common stock options                                  14         --          8
     Purchase of treasury stock                                    (8,081)        --         --
                                                                  -------    -------    -------
         Net cash (used in) provided by financing activities       (4,181)    (1,339)         8

Net (decrease) increase in cash and due from banks                   (256)      (851)       659
Cash and due from banks at beginning of year                          616      1,467        808
                                                                  -------    -------    -------
Cash and due from banks at end of year                            $   360    $   616    $ 1,467
                                                                  =======    =======    =======

ITEM 9. CHANGES OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item with respect to directors of the Company as well as executive officers who are also directors of the Company is incorporated by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be held May 21, 1999.

         Information required by this Item with respect to executive officers of the Company who are not also directors of the Company is set forth below.

ANNE R. RENFROE, age 34, has been the Chief Financial Officer of the Company since May 1995. Formerly, Ms. Renfroe was Vice-President and Controller of Texas Independent Bank, Dallas, Texas from December 1992 to January 1995. In addition, from August 1989 to December 1992 Ms. Renfroe was an audit supervisor with Fisk Robinson, P.C., Dallas, Texas. From 1986 to 1989, Ms. Renfroe was Assistant Controller for NorthPark National Bank in Dallas, Texas. Ms. Renfroe is a certified public accountant.

MORRIS D. WEISS, age 39, has been Senior Vice President and General Counsel for the Company since April 1997 with responsibilities for overseeing and managing the legal affairs of the Company. Prior to joining the Company, Mr. Weiss was a partner with the law firm of Weil, Gotshal & Manges, LLP from January 1994 until April 1997 in the Business Finance and Restructuring Department, and had been an associate as such firm since October 1985. In addition, Mr. Weiss has been General Counsel of Equibond, Inc., a stock brokerage firm, and Senior Vice President and General Counsel of NBI, Inc., since April 1997.

         The Company also employs eight significant employees who are not directors or executive officers of the Company but who make or are expected to make significant contributions to the business of the Company. The following sets forth biographical information of the persons:

FRANK D. BARROW, age 54, has been Chairman of the Board and President of NBC-Rockdale since 1986.

MARIO J. GONZALEZ, age 35, has been President and Chief Executive Officer of NBC
- Laredo since March 1998. Formerly, Mr. Gonzalez was Executive Vice President of NBC-Laredo from April 1993 to March 1998. In addition, Mr. Gonzalez was a National Bank Examiner with the OCC, from October 1986 until April 1993.

WILLIAM D. HALES, age 52, has been President of NBC-Luling since March 1988.

R. SAMUEL JUVE, age 46, has been President of NBC-Eagle Pass since January 1997. Formerly, Mr. Juve has been Executive Vice President of NBC-Eagle Pass, since April 1993 and Senior Vice President of NBC-Eagle Pass from February 1990 until March 1993.

DWAYNE J. KOLLY, age 46, has been Executive Vice President, Chief Operations Officer and Information Services Coordinator of NBC-Laredo since March 1998. Formerly, Mr. Kolly was Senior Vice President, Information Services Coordinator and Cashier for NBC-Laredo from October 1993 to March 1998. In addition, Mr. Kolly was Vice President and Cashier of First National Bank, Uvalde, Texas, from 1986 to 1993.

THOMAS MCMORRIS, age 58, has been Executive Vice President of NBC-Eagle Pass and President of NBC-San Antonio since February 1998. Formerly, Mr. McMorris was Senior Vice President/Community Investment Group of NationsBank of Texas, San Antonio from 1990 to 1998.

GEORGE W. SCHUH, age 52, has been Executive Vice President, Cashier and Secretary of NBC-Eagle Pass since March 1994. Formerly, Mr. Schuh was Senior Vice President, Cashier and Secretary of NBC-Eagle Pass from June 1992 to March 1994. In addition, from August 1991 to June 1992, Mr. Schuh was Senior Vice President & Cashier for The Bank of the West, Austin, Texas.

HECTOR VASQUEZ, JR., age 45, has been Senior Vice President and Information Services Manager of NBC Holdings - Texas, Inc. since February 1997. Formerly Mr. Vasquez was Senior Vice President and Management Information Services Director for Citizens Bank of Corpus Christi, Texas from July 1973 to February 1997.

ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this Item is incorporated by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be held May 21, 1999.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item is incorporated by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be held May 21, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is incorporated by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be held May 21, 1999.

                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS

       EXHIBIT
       NUMBER    DESCRIPTION OF DOCUMENT
       -------   -----------------------
         2.1      Third Amended Joint Plan of Reorganization, as approved by U.S. Bankruptcy Court, effective May 26, 1992 ....................................................................*

         3.1      Restated Articles of Incorporation and Statement of Relative Rights and Preferences
                  of Preferred Stock, filed December 29, 1994 ..............................................**

         3.2      Bylaws of the Company .....................................................................*

         10.1     Employment Agreement between the Company and Jay H. Lustig, dated October 1, 1992 .........*

         10.2     Employment Agreement between the Company
                  and Marvin E. Melson dated July 26, 1994 .................................................**

         10.3     1994 Non-Qualified Stock Option Plan, adopted March 30, 1994 ..............................*

         10.7     Office Lease for 100 Wilshire Boulevard, Santa Monica, CA ................................**

         10.8     Sublease for 100 Wilshire Boulevard .....................................................***

         10.9     Form of Stock Subscription Agreement for 1994 Private Placement .........................***

         10.10    1995 Stock Option Plan ..................................................................***

         10.11    Form of Outside Director's Stock Option Agreement for 1995 Stock Option Plan ............***

         10.12    Form of Non-Qualified Stock Option Agreement for 1995 Stock Option Plan .................***

         11.1     Computation of Earnings Per Share .......................................................

         21.1     Subsidiaries of the Company .............................................................*

         27       Financial Data Schedule .................................................................

         99.1     First Amended Disclosure Statement with Respect to the Second Amended
                  Joint Plan of Reorganization ............................................................**

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, National Bancshares Corporation of Texas has duly caused this report to be signed on its behalf by the undersigned, this 25th day of March, 1999, thereunto duly authorized.

                    NATIONAL BANCSHARES CORPORATION OF TEXAS


                    By:  /s/ Anne R. Renfroe
                        Anne R. Renfroe
                        Chief Financial Officer and Chief Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


              SIGNATURE                           TITLE                                      DATE
              ---------                           -----                                      ----
/s/ Jay H. Lustig                           Chairman of the Board                       March 25, 1999
----------------------------------------
Jay H. Lustig



/s/ Marvin E. Melson                        Director, President                         March 25, 1999
----------------------------------------
Marvin E. Melson                            Chief Executive Officer




 /s/ H. Gary Blankenship                    Director                                    March 25, 1999
----------------------------------------
H. Gary Blankenship




/s/ John W. Lettunich                       Director                                    March 25, 1999
----------------------------------------
John W. Lettunich




/s/ Charles T. Meeks                        Director                                    March 25, 1999
----------------------------------------
Charles T. Meeks

                                 EXHIBIT INDEX


       EXHIBIT
       NUMBER    DESCRIPTION OF DOCUMENT
       -------   -----------------------
         2.1      Third Amended Joint Plan of Reorganization, as approved by U.S. Bankruptcy Court, effective May 26, 1992 ....................................................................*

         3.1      Restated Articles of Incorporation and Statement of Relative Rights and Preferences
                  of Preferred Stock, filed December 29, 1994 ..............................................**

         3.2      Bylaws of the Company .....................................................................*

         10.1     Employment Agreement between the Company and Jay H. Lustig, dated October 1, 1992 .........*

         10.2     Employment Agreement between the Company
                  and Marvin E. Melson dated July 26, 1994 .................................................**

         10.3     1994 Non-Qualified Stock Option Plan, adopted March 30, 1994 ..............................*

         10.7     Office Lease for 100 Wilshire Boulevard, Santa Monica, CA ................................**

         10.8     Sublease for 100 Wilshire Boulevard .....................................................***

         10.9     Form of Stock Subscription Agreement for 1994 Private Placement .........................***

         10.10    1995 Stock Option Plan ..................................................................***

         10.11    Form of Outside Director's Stock Option Agreement for 1995 Stock Option Plan ............***

         10.12    Form of Non-Qualified Stock Option Agreement for 1995 Stock Option Plan .................***

         11.1     Computation of Earnings Per Share .......................................................

         21.1     Subsidiaries of the Company .............................................................*

         27       Financial Data Schedule .................................................................

         99.1     First Amended Disclosure Statement with Respect to the Second Amended
                  Joint Plan of Reorganization ............................................................**

*        Previously filed on November 14, 1994, with the Company's Form 10-SB.

** Previously filed on March 2, 1995, with the Company's Amendment No. 1 to Form 10-SB.

*** Previously filed on June 19, 1995, with the Company's Form SB-2, File no. 33-93638.