Form 10-K/A
period 1998-12-31
NATIONAL BANCSHARES CORP OF TEXAS
filed 1999-04-23
CIK 69834

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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


                      DOCUMENTS INCORPORATED BY REFERENCE:
       Proxy Statement for the Annual Meeting of Shareholders to be held
                            May 21, 1999 (Part III).

===============================================================================

                                TABLE OF CONTENTS


                                           PART I

Item   1.     Description of Business..........................................................    3
Item   2.     Description of Property..........................................................    8
Item   3.     Legal Proceedings................................................................    9
Item   4.     Submission of Matters to a Vote of Security Holders..............................    9

                                           PART II

Item   5.     Market for Common Equity and Related Shareholder Matters.........................   10
Item   6.     Selected Consolidated Financial Data.............................................   11
Item   7.     Management's Discussion and Analysis.............................................   13
Item   8.     Financial Statements.............................................................   27
Item   9.     Changes and/or Disagreements with Accountants on Accounting and
                   Financial Disclosure........................................................   52


                                          PART III

Item 10.     Directors, Executive Officers, Promoters and Control Persons......................   52
Item 11.     Executive Compensation............................................................   53
Item 12.     Security Ownership of Certain Beneficial Owners and Management....................   53
Item 13.     Certain Relationships and Related Transactions....................................   53


                                           PART IV

Item 14.     Exhibits and Reports on Form 8-K..................................................   53

                                     PART I



ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

         National Bancshares Corporation of Texas (the "Company") is a bank holding company incorporated in Texas on June 14, 1971, and registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company successfully emerged from reorganization (the "Reorganization") under Chapter 11 of the United States Bankruptcy Code in May 1992. As a result of the Reorganization, the Company came under new management and control and its assets and liabilities were substantially restructured. The Company now conducts its banking operations through NBC Bank-Laredo, N.A., Laredo, Texas, ("NBC-Laredo"), NBC Bank, N.A., Eagle Pass, Texas ("NBC-Eagle Pass"), NBC Bank, Rockdale, Texas ("NBC-Rockdale") and NBC Bank Central, N.A., Luling, Texas ("NBC-Luling"), (collectively, the "Banks"). NBC-Laredo, NBC-Eagle Pass, NBC-Rockdale and NBC-Luling are wholly-owned subsidiaries of NBT of Delaware, Inc., a Delaware corporation that is a wholly-owned subsidiary of the Company. The Company operates its data and item processing for the Banks through NBC Holdings-Texas, Inc., a wholly-owned subsidiary of NBT of Delaware, Inc. At December 31, 1998, the Company (on a consolidated basis) had total assets of $512.1 million, total investments securities of $232.5 million, total loans of $192.2 million, total deposits of $447.7 million, total stockholders' equity of $52.2 million and net operating loss carry-forwards for federal income tax purposes of $95 million. For the year ended December 31, 1998, the Company recorded net income of $5.3 million.

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

         The Company's executive offices are located at 12400 Hwy 281 North, San Antonio, Texas 78216-2811, and its telephone number is (210) 403-4200.

THE BANKS

         Each of the Banks is a separate entity which operates under the day-to-day management of its own board of directors and officers. The Banks grant agribusiness, commercial, residential and installment loans to customers primarily in Central and South Texas. The Banks also offer a range of commercial banking services, including acceptance of deposits and providing letters of credit. Deposit services include certificates of deposit, individual retirement accounts, checking accounts, interest-bearing checking accounts, savings accounts and money market accounts. In addition, the Banks provide traveler's checks, safe deposit boxes and other customary nondeposit banking services. The Banks provide limited escrow services. NBC-Luling is the only subsidiary that provides discount brokerage services at this time. NBC-Eagle Pass operates three branches, one located in San Antonio, Texas, one located in Marble Falls, Texas and one in Eagle Pass, Texas. NBC-Rockdale operates two branches, located in Giddings and Taylor, Texas. NBC-Laredo operates one branch location in South Laredo which opened in March 1998. NBC-Luling operates one branch located in San Marcos, Texas which opened during the first quarter of 1998. Loans consist of real estate loans, residential mortgages, construction loans, commercial loans directed at small to middle market businesses and loans to individuals. In addition, each of the Banks is subject to legal lending limits. Such limits generally restrict loans to any one customer in an amount not to exceed 15% of any one Bank's total capital plus the allowance for possible loan losses.

The following table sets forth certain financial information with respect to the Banks as of December 31, 1998 (Dollars in thousands):

                                ASSETS             LOANS          DEPOSITS
                               ---------         ---------        ---------

        NBC - Eagle Pass       $ 275,630         $  97,943        $ 250,649

        NBC - Rockdale         $ 114,873         $  27,404        $ 100,426

        NBC - Laredo           $  82,650         $  50,445        $  71,669

        NBC - Luling           $  31,332         $  16,427        $  25,432


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

         The Banks also provide deposit products to its commercial customers, as well as night deposit and wire transfer services.

CONSUMER SERVICES

         The Banks have generated a substantial portion of its deposits from individuals and small businesses in its immediate market areas. Other consumer bank services include automated teller machines, installment and real estate loans, home equity loans, drive-in services, safe deposit boxes, Internet banking, image bank statements and credit card services. The Banks offer competitive interest rates on money market accounts, savings accounts and certificates of deposit. NBC-Eagle Pass and NBC-Laredo enjoy long-term deposit relationships with many Mexican Nationals (in United States dollars only). The Banks intend to add insurance and brokerage services in 1999.

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

         Based on June 30, 1998 data, NBC-Laredo holds 2% of the total deposits of its community. There are six local banks in the Laredo area as well as a branch of Norwest Bank. The Laredo market is dominated by International Bank of Commerce with approximately 33% of the community's total deposits and Laredo National Bank with 42% of deposits. NBC-Eagle Pass is one of four banks located in Eagle Pass, Texas and holds in excess of 62% of the community's banking deposits. NBC-Rockdale is the largest bank in Rockdale holding over 45% of the total deposits in the city and is the third largest of the five banks located in Milam County, Texas holding approximately 19% of the county's deposits. NBC-Luling is one of three banks located in Luling, Texas, holding over 37% of the deposits of the city.

GROWTH OBJECTIVES

         The Company intends to grow its business in the State of Texas by adding additional branches and through possible bank or branch acquisitions. Because the Company has $95 million of net operating loss carryforwards as of December 31, 1998, which will not begin to expire until 2005, the Company believes it is well positioned to grow its business by acquiring additional banks. The Company's ability and willingness to acquire additional banks is dependent upon the (i) availability of suitable candidates, (ii) price, and
(iii) strategic fit for such additional banks and/or branches. Acquiring additional banks or adding additional branches is also subject to certain federal and state regulatory approvals. See "Supervision and Regulation -- The Company" and "Supervision and Regulation -- Interstate Banking and Branching." There can be no assurance, however, that the Company will obtain the required regulatory approvals or that the Company will be able to successfully add additional branches or acquire additional banks.

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

         CONTROL ISSUES. Investors in the Common Stock of the Company are potentially subject to certain change of bank control laws; those contained in the BHC Act, the Federal Deposit Insurance Act (the "FDIA") and applicable Texas laws. In general, persons who wish to acquire a number of shares of Common Stock that, when aggregated with that person's other holdings of common stock, if any, would equal or exceed 10 percent of the Company's Common Stock, or who otherwise might be subject to the change of bank control rules, should consult with their legal counsel regarding the applicability of the provisions of any of these laws.

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

         FDIC INSURANCE. The deposits of the Banks are insured by the FDIC. For this protection, the Banks are subject to the rules and regulations of the FDIC. The Banks also pay FDIC insurance premiums based on each Bank's annual assessment rate assigned to it by the FDIC. The assessment rate is based on the institution's capitalization risk category and "supervisory subgroup." An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. See page 17 under "non-interest expense" for the amount of FDIC premiums paid by the Banks.

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

         NBC-Laredo's main banking facility is located at 104 East Mann Road, Laredo, Texas. The Bank owns and occupies a 12,000 square foot, two story building situated on approximately two acres. NBC-Laredo leases a 1,200 square foot motor bank approximately one-half mile south of its main location at Mall Del Norte, Laredo, Texas. This property is leased until December 31, 1999, with monthly lease payments of $1,700 per month. NBC-Laredo also owns and occupies a 2,761 square foot branch located at 2302 Blaine Street, Laredo, Texas which was opened in March 1998.

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

         The following table sets forth the high and low sales/bid prices/quotations for the Company's Common Stock during 1998 and 1997. These bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

                                        SALES/BID PRICES
                                     -----------------------
                                      HIGH             LOW
                                     ------           ------
1998:
    4TH QUARTER                      $17.37           $15.25
    3RD QUARTER                       21.25            16.75
    2ND QUARTER                       21.44            20.50
    1ST QUARTER                       22.94            17.88

1997:
    4th Quarter                      $22.00           $17.75
    3rd Quarter                       20.75            13.56
    2nd Quarter                       13.75            13.06
    1st Quarter                       14.00            11.25

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

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                                                             YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------------------
STATEMENT OF INCOME DATA: (dollars in thousands)        1998            1997           1996             1995             1994
                                                    -----------     -----------     -----------      -----------      -----------
    Interest income ..............................  $    33,063     $    27,334     $    20,820      $    18,955      $    15,985
    Interest expense .............................       14,915          11,722           8,112            7,359            5,589
                                                    -----------     -----------     -----------      -----------      -----------
      Net interest income ........................       18,148          15,612          12,708           11,596           10,396
    Provision (credit) for loan losses ...........          232              80              (5)            (855)            (990)
    Non-interest income ..........................        5,701           4,387           2,789            2,762            2,521
    Non-interest expense .........................       15,273          12,244           9,586            9,149            8,491
    Income taxes ** ..............................        3,056           2,811           2,155            2,241            1,994
    Extraordinary credit, net of tax .............         --              --              --                219             --
                                                    -----------     -----------     -----------      -----------      -----------
      Net income ** ..............................  $     5,288     $     4,864     $     3,761      $     4,042      $     3,422
                                                    ===========     ===========     ===========      ===========      ===========
COMMON SHARE DATA:
    Net income before extraordinary credit ** ....  $      1.17     $      1.04     $      0.81      $      0.91      $      0.95
    Extraordinary credit, net of tax .............         --              --              --               0.05             --
    Book value ...................................  $     12.44     $     10.97     $      9.21      $      7.94      $      6.16
    Weighted average shares outstanding ..........    4,503,427       4,658,734       4,639,955        4,443,436        3,589,524

BALANCE SHEET DATA (AT PERIOD END):
(dollars in thousands)
    Total assets .................................  $   512,078     $   470,160     $   327,918      $   270,092      $   264,487
    Investments and federal funds sold ...........      272,019         279,991         184,021          152,677          155,364
    Total loans ..................................      192,219         136,313         113,258           91,588           90,448
    Allowance for loan losses ....................        2,670           2,458           2,408            1,906            2,495
    Total deposits ...............................      447,656         414,415         279,755          231,937          229,054
    Other debt ...................................       10,143           2,646           3,995              366            4,361
    Total stockholders' equity ...................       52,206          51,098          42,909           35,977           29,386

PERFORMANCE DATA:
    Return on average total assets ** ............         1.09%           1.25%           1.30%            1.52%            1.42%
    Return on average stockholders' equity ** ....        10.24%          10.59%           9.71%           12.04%           14.82%
    Net interest margin (tax equivalent) .........         4.24%           4.42%           4.80%            4.77%            4.70%

ASSET QUALITY RATIOS:
    Non-performing loans to total loans ..........         1.08%           1.16%           1.69%            1.70%            2.00%
    Net loan charge-offs (recoveries) to
      average loans ..............................         0.01%           0.02%          -0.04%           -0.29%           -0.54%
    Allowance for loan losses to total loans .....         1.39%           1.80%           2.13%            2.08%            2.76%

CAPITAL RATIOS:
    Stockholders' equity to average total
      assets .....................................        10.77%          11.78%          13.35%           12.65%            9.57%
    Tier 1 risk-based capital * ..................        18.37%          27.77%          33.58%           35.77%           28.14%
    Total risk-based capital * ...................        19.62%          29.02%          34.84%           37.18%           29.39%
    Leverage ratio * .............................         8.12%           9.13%          13.67%           13.28%           10.57%

* Calculated in accordance with Federal Reserve guidelines currently in effect ** Restated to reflect prior period adjustment, see Note 2 of the Consolidated
   Financial Statements

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

         Selected quarterly consolidated financial data is presented in the following tables for the years ended December 31, 1998 and 1997. Restated to reflect prior period adjustments, see Note 2 of the Consolidated Financial Statements (Dollars in thousands, except per share data):


                                            ------------------------------------------------------
                                                        1998 QUARTER ENDED (UNAUDITED)
                                            ------------------------------------------------------
                                            MARCH 31    JUNE 30      SEPTEMBER 30     DECEMBER 31
                                            --------    --------     ------------     ------------
Interest income ........................    $  7,916    $  8,159     $      8,410     $      8,578
Interest expense .......................       3,614       3,685            3,745            3,871
                                            --------    --------     ------------     ------------
  Net interest income ..................       4,302       4,474            4,665            4,707
Provision for loan loss ................          20          48               82               82
Gain(loss) on sales of securities ......         526         107              325              145
Net trading profit (loss) ..............       1,313        (524)            (224)             217
Non-interest income ....................         867         904            1,043            1,002
Non-interest expense ...................       3,667       3,792            3,831            3,983
                                            --------    --------     ------------     ------------
  Income before federal income taxes ...       3,321       1,121            1,896            2,006
Federal income taxes ...................       1,215         410              695              736
                                            --------    --------     ------------     ------------
  Net income ...........................    $  2,106    $    711     $      1,201     $      1,270
                                            --------    --------     ------------     ------------
  Basic earnings per share .............    $   0.45    $   0.15     $       0.28     $       0.29
                                            --------    --------     ------------     ------------


                                            ------------------------------------------------------
                                                        1997 QUARTER ENDED (UNAUDITED)
                                            ------------------------------------------------------
                                            MARCH 31    JUNE 30      SEPTEMBER 30     DECEMBER 31
                                            --------    --------     ------------     ------------
Interest income ........................    $  5,774    $  6,038     $      7,589     $      7,932
Interest expense .......................       2,372       2,453            3,279            3,618
                                            --------    --------     ------------     ------------
  Net interest income ..................       3,402       3,585            4,310            4,314
Provision for loan loss ................          25        --                 10               45
Gain(loss) on sales of securities ......       1,091           1               96              (55)
Non-interest income ....................         763         698              852              941
Non-interest expense ...................       2,553       2,701            3,467            3,522
                                            --------    --------     ------------     ------------
  Income before federal income taxes ...       2,678       1,583            1,781            1,633
Federal income taxes ...................         864         604              681              662
                                            --------    --------     ------------     ------------
  Net income ...........................    $  1,814    $    979     $      1,100     $        971
                                            --------    --------     ------------     ------------
  Basic earnings per share .............    $   0.39    $   0.21     $       0.23     $       0.21
                                            --------    --------     ------------     ------------

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

RESULTS OF OPERATIONS

         Net income for 1998 was $5.3 million, an increase of $424,000 or 8.7% over the $4.9 million recorded in 1997 which was $1.1 million or 29.3% over earnings of $3.8 million in 1996. Net income per diluted common share in 1998 was $1.14 compared with $1.02 in 1997 and $0.80 in 1996, an increase of 11.8% and 27.5%, respectively. The Company's return on equity for 1998 was 10.24% compared to 10.59% and 9.71% for 1997 and 1996, respectively. The decline in 1998 is primarily attributable to the purchase of $8.5 million of treasury stock in 1998. The Company's return on assets for 1998 was 1.09% compared to 1.25% and 1.30% for 1997 and 1996, respectively. The decline of this ratio is primarily attributable to the $95 million and $99 million increases in average assets for 1998 and 1997, respectively.

         1998 and 1997 earnings included a net $1.2 million and $.8 million gain, respectively, on the sale of securities. Excluding these gains, net operating earnings for 1998 were $4.1 million or $0.87 per diluted common share and $4.1 million or $0.85 per diluted common share for 1997.

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

         The following table shows selected key performance ratios over the last three years **:

                                                                1998             1997            1996
                                                               ------           ------          ------
Return on average assets                                        1.09%            1.25%           1.30%

Return on average stockholders' equity*                        10.24%           10.59%           9.71%

Average stockholders' equity* to average total assets          10.77%           11.78%          13.35%

* After adjustment to exclude unrealized gains and losses on available for sale securities.

** Restated to reflect the prior period adjustment, see Note 2 in the Consolidated Financial Statements

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

         PRIOR PERIOD ADJUSTMENT. The Company's financial statements as of December 31, 1998, 1997 and 1996, have been restated to correct an error in the application of the accounting method used for income tax accounting. The Company has various net deferred tax assets made up primarily of the expected future tax benefit of net operating loss carryforwards and reserves not yet deductible for tax purposes. A valuation allowance was provided against these net deferred tax assets upon the Company's emergence from bankruptcy in May 1992 when "fresh-start" reporting was adopted. The benefits received from subsequent reductions in the deferred tax asset valuation allowance were recorded as reductions of current year income tax expense, which was inconsistent with Financial Accounting Standard No. 109 and Statement of Position No. 90-7. The benefits from the reductions have been restated as an increase in additional paid-in capital as directed by the accounting pronouncements listed above. The restatement does have the effect of reducing reported net income while increasing additional paid-in capital in an amount equal to the decrease in retained earnings. It has no effect upon the cash on hand, book value, cash flow, the amount of the tax loss carryforward, or the amount of taxes due or owing.

The effect of the restatement is as follows:

                                            --------------------------------------------------------------------------------------
                                                                       FOR THE YEARS ENDING DECEMBER 31,
                                            --------------------------------------------------------------------------------------
                                                         1998                          1997                          1996
                                            --------------------------    --------------------------    --------------------------
                                            AS PREVIOUSLY        AS       AS PREVIOUSLY        AS       AS PREVIOUSLY        AS
                                               REPORTED       RESTATED       REPORTED       RESTATED       REPORTED       RESTATED
                                            --------------    --------    --------------    --------    --------------    --------
Balance Sheet:
    Additional Paid-In Capital .........    $       16,355    $ 28,629    $       16,341    $ 25,742    $       16,341    $ 23,131
    Retained Earnings ..................            40,957      28,683            32,796      23,395            25,321      18,531
    Total Stockholders' Equity .........            52,206      52,206            51,098      51,098            42,909      42,909

Income Statement:
    Income Before
         Federal Income Taxes ..........    $        8,344    $  8,344    $        7,675    $  7,675    $        5,916    $  5,916
    Federal Income Tax Expense .........               183       3,056               200       2,811               206       2,155
                                            --------------    --------    --------------    --------    --------------    --------
    Net Income .........................    $        8,161    $  5,288    $        7,475    $  4,864    $        5,710    $  3,761
                                            ==============    ========    ==============    ========    ==============    ========

    Basic Earnings Per Share ...........    $         1.81    $   1.17    $         1.60    $   1.04    $         1.23    $   0.81

    Diluted Earnings Per Share .........    $         1.76    $   1.14    $         1.57    $   1.02    $         1.22    $   0.80


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

          ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME
                             (Dollars in thousands)

                                            ------------------------------------    ----------------------------------
                                                        1998 VS. 1997                          1997 VS. 1996
                                            ------------------------------------    ----------------------------------
                                                             DUE TO CHANGE IN                       DUE TO CHANGE IN
                                             INCREASE      ---------------------     INCREASE     --------------------
                                            (DECREASE)      RATE        VOLUME      (DECREASE)     RATE        VOLUME
                                            ----------     -------     ---------    ----------    -------     --------
Taxable-equivalent interest income:
     Interest-bearing accounts .........    $      (43)    $    18     $    (61)    $      111    $   (35)    $    146
     Federal funds sold ................            (9)        112         (121)           474        (60)         534
     Investment securities .............         2,177        (166)       2,343          3,523        457        3,066
     Loans, net of unearned discount ...         3,600        (795)       4,395          2,412       (388)       2,800
                                            ----------     -------     --------     ----------    -------     --------
        Total taxable-equivalent
            interest income ............         5,725        (831)       6,556          6,520        (26)       6,546
                                            ----------     -------     --------     ----------    -------     --------
Interest expense:
     Interest-bearing accounts .........         3,149          21        3,128          3,380        598        2,782
     Other debt ........................            43         (62)         105            230         99          131
                                            ----------     -------     --------     ----------    -------     --------
        Total interest expense .........         3,192         (41)       3,233          3,610        697        2,913
                                            ----------     -------     --------     ----------    -------     --------
Taxable-equivalent
     net interest income ...............    $    2,533     $  (790)    $  3,323     $    2,910    $  (723)    $  3,633
                                            ==========     =======     ========     ==========    =======     ========


         Taxable-equivalent net interest income for 1998 increased $2.5 million or 16.29% over 1997. Taxable-equivalent net interest income for 1997 increased $2.9 million or 22.9% over 1996. In 1998 and 1997, interest income and interest expense increased as the volume of earning assets and interest bearing deposits rose.

                                  ----------------------------------------------------------------------------------------------
                                                                       YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------------------------------------------------
                                                 1998                            1997                           1996
                                  ------------------------------   -----------------------------    ----------------------------
INTEREST EARNED/                               INTEREST  AVERAGE               INTEREST  AVERAGE               INTEREST  AVERAGE
INCURRED AND RATES                AVERAGE      INCOME/    YIELD/   AVERAGE     INCOME/    YIELD/    AVERAGE    INCOME/    YIELD/
(DOLLARS IN THOUSANDS)            BALANCE      EXPENSE    RATE     BALANCE     EXPENSE    RATE      BALANCE    EXPENSE    RATE
-------------------------------   --------     --------  -------   --------    --------  -------    --------   --------  -------
EARNING ASSETS:
 Interest-bearing accounts        $  1,360     $    82     6.03%   $  2,642    $   125     4.74%    $    230   $    14     6.08%
 Federal funds sold                 26,538       1,504     5.67%     28,846      1,513     5.25%      18,997     1,039     5.46%
 Investment securities (F):
  US Treasuries                    231,356      14,527     6.28%    191,301     12,186     6.37%     141,333     8,752     6.19%
  US Government agencies             4,406         279     6.33%      5,143        347     6.75%       4,280       291     6.80%
  States & political
   subdivisions                       --          --       0.00%         --         --     0.00%          11         1     9.09%
  Other                                639          39     6.10%      3,056        134     4.39%       3,371       100     2.96%
                                  --------     -------   ------    --------    -------   ------     --------   -------   ------
    Total investment               236,401      14,845     6.28%    199,500     12,667     6.35%     148,995     9,144     6.13%
     securities
 Loans, net of discounts (A)       163,911      16,646    10.16%    122,604     13,046    10.64%      96,787    10,634    10.99%
                                  --------     -------   ------    --------    -------   ------     --------   -------   ------
  Total earning assets             428,210      33,077     7.72%    353,592     27,351     7.74%     265,009    20,831     7.86%

NON-INTEREST BEARING ASSETS:
 Cash and due from banks            18,204                           16,433                           12,829
 Allowance for possible loan        (2,561)                          (2,458)                          (2,117)
 losses
 Other assets                       40,944                           22,148                           14,507
                                  --------                         --------                         --------
                                  $484,797                         $389,715                         $290,228
                                  ========                         ========                         ========

INTEREST-BEARING LIABILITIES:
 Interest-bearing transaction
  accounts                        $ 61,656     $ 1,584     2.57%   $ 48,723    $ 1,347     2.77%    $ 33,342   $   953     2.86%
 Savings, money market and
  certificates of deposit          299,058      12,984     4.34%    234,533     10,072     4.29%     175,711     7,086     4.03%
 Other debt                          4,857         347     7.14%      3,606        303     8.40%       1,282        73     5.69%
                                  --------     -------   ------    --------    -------   ------     --------   -------   ------
   Total interest-bearing
    liabilities                    365,571      14,915     4.08%    286,862     11,722     4.09%     210,335     8,112     3.86%
                                               -------                         -------                         -------
NON-INTEREST BEARING LIABILITIES:
 Demand deposits                    63,402                           54,723                           39,489
 Other liabilities                   4,157                            2,214                            1,590
                                  --------                         --------                         --------
   Total liabilities               433,130                          343,799                          251,414
 Redeemable Preferred Stock           --                               --                                 59
STOCKHOLDERS' EQUITY (F)            51,667                           45,916                           38,755
                                  --------                         --------                         --------
  Total liabilities and
   stockholders' equity
                                  $484,797                         $389,715                         $290,228
                                  ========                         ========                         ========
Taxable equivalent net interest
 income                                         18,162                          15,629                          12,719
Less: taxable equivalent
 adjustment                                         14                              17                              11
                                               -------                         -------                         -------
Net interest income                            $18,148                         $15,612                         $12,708
                                               =======                         =======                         =======
Net interest spread (B)                                    3.64%                           3.65%                           3.98%
                                                         ======                          ======                          ======
Net interest margin (C)                                    4.24%                           4.42%                           4.80%
                                                         ======                          ======                          ======
SELECTED OPERATING RATIOS:
 Return on assets (D)                                      1.09%                           1.25%                           1.30%
                                                         ======                          ======                          ======
 Return on equity (E)                                     10.24%                          10.59%                           9.71%
                                                         ======                          ======                          ======

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

                 INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES
                             (Dollars in thousands)

                                                                                              NON-RATE
                                                        RATE SENSITIVE                        SENSITIVE
                                       ---------------------------------------------------    ---------
                                       IMMEDIATELY      WITHIN       WITHIN                     OVER
                                        0-30 DAYS       90 DAYS     ONE YEAR       TOTAL      ONE YEAR      TOTAL
                                       ------------    ---------    ---------    ---------    ---------    --------
    Loans, net of discounts            $     63,340    $  10,994    $  22,301    $  96,635    $ 95,584    $192,219
    Investment securities                       998        4,503       26,726       32,227     200,254     232,481
    Federal funds sold                       37,195         --           --         37,195        --        37,195
    Interest-bearing accounts                   284          100        1,253        1,637         706       2,343
                                       ------------    ---------    ---------    ---------    --------    --------
          Total earning assets         $    101,817    $  15,597    $  50,280    $ 167,694    $296,544    $464,238
                                       ============    =========    =========    =========    ========    ========

Interest-bearing liabilities:
    Interest-bearing transaction,
      savings and money market         $    161,469         --           --      $ 161,469        --      $161,469
    Certificates and time deposits           42,243       50,281      113,829      206,353      12,674     219,027
    Debt                                      8,459           41          371        8,871       1,272      10,143
                                       ------------    ---------    ---------    ---------    --------    --------

          Total interest-bearing
             liabilities               $    212,171    $  50,322    $ 114,200    $ 376,693    $ 13,946    $390,639
                                       ============    =========    =========    =========    ========    ========

Interest sensitivity gap               $   (110,354)   $ (34,725)   $ (63,920)   $(208,999)
                                       ============    =========    =========    =========

Cumulative gap                         $   (110,354)   $(145,079)   $(208,999)   $(208,999)
                                       ============    =========    =========    =========

Ratio of earning assets to
    interest-bearing liabilities               48.0%        31.0%        44.0%        44.5%

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

                               NON-INTEREST INCOME
                             (Dollars in thousands)

                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------------------
                                                              1998                      1997                1996
                                                      ---------------------     ---------------------     --------
                                                       AMOUNT     % CHANGE       AMOUNT     % CHANGE       AMOUNT
                                                      --------    ---------     --------    ---------     --------
Service charges and fees                              $  3,240        15.9%     $  2,796        17.9%     $  2,371
Net realized gains (losses) on sales of
  securities                                             1,103        (2.6)%       1,133    18,990.4%           (6)
Net trading profits                                        782       659.2%          103       100.0%         --
Net gains on sales of other real estate owned                9       (85.5)%          62       (39.8)%         103
Miscellaneous income                                       567        93.5%          293        (8.8)%         321
                                                      --------    --------      --------    --------      --------
     Total non-interest income                        $  5,701        30.0%     $  4,387        57.3%     $  2,789
                                                      ========    ========      ========    ========      ========

         The $1,314,000 or 30% increase in non-interest income for 1998 from 1997 is due primarily to the $679,000 increase in net trading profits and the $444,000 increase in service charges and fees. The improvement in service charges and fees can be partly attributed to a 21% increase in average transaction deposit accounts in 1998. Included in 1998 is non-recurring income of $1,894,000 due to net gains on other real estate owned and investment securities which was higher than the $1,195,000 reported in 1997. Therefore, the increase in 1998, disregarding the non-recurring items, would be $615,000 or 19.3% higher than 1997.

         NON-INTEREST EXPENSE. Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense. The following table summarizes the changes in non-interest expense for the past three years:

                              NON-INTEREST EXPENSE
                             (Dollars in thousands)

                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------------------
                                                              1998                      1997                1996
                                                      ---------------------     ---------------------     --------
                                                       AMOUNT     % CHANGE       AMOUNT     % CHANGE       AMOUNT
                                                      --------    ---------     --------    ---------     --------
Salaries and employee benefits                        $  7,947        27.4%     $  6,239        28.7%     $  4,848
Occupancy and equipment expenses                         2,566        33.9%        1,917        24.2%        1,544
FDIC insurance                                              49        44.1%           34       459.2%            6
Insurance                                                  107         5.9%          101        (7.3)%         109
Office supplies                                            603         5.4%          572        52.4%          375
Postage and courier                                        498       (17.1)%         601        58.6%          379
Professional fees                                          905        15.4%          784        13.7%          689
Goodwill amortization                                      376        96.9%          191       448.6%           35
Miscellaneous other expenses                             2,222        23.1%        1,805        12.7%        1,601
                                                      --------    ---------     --------    ---------     --------
     Total non-interest expense                       $ 15,273        24.7%     $ 12,244        27.7%     $  9,586
                                                      --------    ---------     --------    ---------     --------

         Non-interest expense of $15.3 million for the year ended 1998 represented an increase of 24.7% compared with 1997. However, as a percentage of average assets, non-interest expense remained stable at 3.15% in 1998 compared to 1997. The increase in non-interest expense is reflected in occupancy and equipment expenses and salaries and benefit expense. The 27.4% increase in salaries and benefits for 1998 is due to the (i) addition of employees from the acquisitions of the three Wells Fargo branches of which only five months was included in 1997, (ii) two new branches that were opened in 1998, and (iii) full-time equivalent employees increased by 39 people from 210 in 1997 to 249 at December 31, 1998. The $649,000 or 33.9% increase in occupancy and equipment expenses is due to the depreciation expense related to the three buildings acquired in the Wells Fargo branch acquisitions, the two new branches opened in 1998 in San Marcos and South Laredo, and installation of computer networks at the new locations. Goodwill expense increased $185,000 or 96.9% due to the Wells Fargo acquisition in July 1997.

         INCOME TAXES. The Company recognized income tax expense of $3.1 million in 1998 compared to $2.8 million in 1997. See Note 15 to the Consolidated Financial Statements for details of tax expense. At December 31, 1998, the Company had approximately $95 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years. If unused, approximately $91 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006. The preconfirmation net operating loss carryforwards arose from the Company's emergence from bankruptcy in May 1992.

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

                    INVESTMENT PORTFOLIO MATURITY AND YIELDS
                             (Dollars in thousands)

                                                                     DECEMBER 31, 1998
                               -----------------------------------------------------------------------------------------------
                                     ONE YEAR              ONE TO                FIVE TO             OVER TEN
                                     OR LESS             FIVE YEARS             TEN YEARS              YEARS
                               -------------------   ------------------    ------------------    -----------------
                               AMOUNT       YIELD     AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD      TOTAL
                               -------     -------   --------   -------    -------    -------    -------   -------    --------
HELD TO MATURITY SECURITIES:
   (Amortized Cost)
   U.S. Treasury securities    $14,028        7.02%  $ 53,934      6.16%   $19,923       6.25%   $    --        --    $ 87,885
   U.S. Government agency
    and mortgage-backed
    securities                      --          --         --        --         --         --      1,973      6.27%      1,973
   Foreign debt securities          --          --         15      6.06%        50       7.70%        --        --          65
                               -------     -------   --------   -------    -------    -------    -------   -------    --------
    Total held to maturity     $14,028        7.02%  $ 53,949     6.16%    $19,973       6.25%   $ 1,973      6.27%   $ 89,923
                               =======     =======   ========   =======    =======    =======    =======   =======    ========
AVAILABLE FOR SALE
SECURITIES:
   (Fair Value)
   U.S. Treasury securities    $13,628        6.69%  $ 74,505      6.19%   $45,986       6.30%   $    --        --    $134,119
   U.S. Government agency
    and mortgage-backed
    securities                      --         --       1,931      5.93%        --         --         70      8.69%      2,001
   Other securities                 --         --          --        --         --         --      6,438      1.65%      6,438
                               -------     -------   --------   -------    -------    -------    -------   -------    --------
    Total available for sale   $13,628        6.69%  $ 76,436      6.18%   $45,986       6.30%   $ 6,508      1.73%   $142,558
                               =======     =======   ========   =======    =======    =======    =======   =======    ========
    Total investment
       securities              $27,656        6.86%  $130,385      6.17%   $65,959       6.28%   $ 8,481      2.78%   $232,481
                               =======     =======   ========   =======    =======    =======    =======   =======    ========

         The weighted average yield on the investment security portfolio of the Company at December 31, 1998 was 6.16% compared to a weighted average yield of 6.27% at December 31, 1997. See Note 1 of the Notes to the Consolidated Financial Statements for a discussion regarding the investment classifications held to maturity and available for sale.

         Note 4 of the Notes to the Consolidated Financial Statements reflects the estimated fair value for various categories of investment securities as of December 31, 1998 and 1997.

         The following table summarizes the book value of the investment portfolio at December 31, for the past three years:

                       BOOK VALUE OF INVESTMENT PORTFOLIO
                             (Dollars in thousands)

                                                   DECEMBER 31,
                                        --------------------------------
                                           1998       1997        1996
                                        --------    --------    --------
U.S. Treasury securities ...........    $214,966    $237,477    $149,400
U.S. Government agencies ...........       1,503       2,990       4,132
Mortgage-backed securities .........       2,447       1,229       1,638
Other securities ...................       8,419       1,741       4,247
                                        --------    --------    --------
                                        $227,335    $243,437    $159,417
                                        ========    ========    ========


         LOANS. The following table presents the composition of the Company's loan portfolio by type of loan:

                                 LOAN PORTFOLIO
                             (Dollars in thousands)

                                                                      DECEMBER 31,
                             ------------------------------------------------------------------------------------------------
                                        % OF                 % OF                % OF               % OF                % OF
                               1998     TOTAL      1997     TOTAL      1996     TOTAL      1995     TOTAL      1994     TOTAL
                             --------   -----    --------   -----    --------   -----    --------   -----    --------   -----

Commercial ...............   $ 35,389    18.4%   $ 22,911    16.8%   $ 23,992    21.2%   $ 13,643    14.9%   $ 15,175    16.8%
Real estate
  construction ...........     12,125     6.3%     10,338     7.6%      6,324     5.6%     11,868    13.0%     10,085    11.2%
Real estate mortgage .....    119,654    62.3%     81,752    60.0%     65,556    57.9%     51,664    56.4%     49,406    54.6%
Consumer installment,
  net of unearned
  discount ...............     25,051    13.0%     21,312    15.6%     17,386    15.3%     14,413    15.7%     15,782    17.4%
                             --------   -----    --------   -----    --------   -----    --------   -----    --------   -----

   Total loans ...........   $192,219   100.0%   $136,313   100.0%   $113,258   100.0%   $ 91,588   100.0%   $ 90,448   100.0%
                             ========   =====    ========   =====    ========   =====    ========   =====    ========   =====

         The preceding loan composition table shows that in 1998 total loans increased $55.9 million or 41.0% over 1997. At December 31, 1998, loans were 42.9% of deposits compared to 32.9% at the previous year-end.

         The following table presents commercial and real estate construction loans as of December 31, 1998, based on scheduled principal repayments and the total amounts of loans due after one year classified according to sensitivity to changes in interest rates:

                    MATURITIES AND RATE SENSITIVITY OF LOANS
                             (Dollars in thousands)

                                                OVER ONE YEAR  OVER
                                     ONE YEAR      THROUGH     FIVE
                                     OR LESS      FIVE YEARS   YEARS     TOTAL
                                     --------   -------------  ------   -------
Commercial .......................   $ 21,043      $12,203     $2,143   $35,389
Real estate construction .........      7,312        3,671      1,142    12,125
                                     --------      -------     ------   -------
     Total .......................   $ 28,355      $15,874     $3,285   $47,514
                                     ========      =======     ======   =======

Of the loans maturing after one year, $7,854,000 have fixed interest rates and $11,305,000 have variable interest rates.

         ALLOWANCE FOR POSSIBLE LOAN LOSSES. The allowance for possible loan losses is established through charges to operations in the form of a provision for loan losses. Loans, or portions thereof, which are considered to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The allowance represents the amount, which in the judgment of each Bank's management, will be adequate to absorb possible losses. The adequacy of the allowance is determined by management's continuous evaluation of the loan portfolio and by the employment of third party loan review consultants. Industry concentrations, specific credit risks, past loan loss experience, delinquency ratios, current loan portfolio quality and projected economic conditions in the Bank's market areas are pertinent factors in determining the adequacy of the allowance for possible loan losses. Loans identified as losses by management, external loan review or bank examiners are charged-off.

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

                 ANALYSIS OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
                             (Dollars in thousands)

                                                                       YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------------------
                                                      1998        1997        1996         1995         1994
                                                    --------    --------    --------     --------     --------
Average loans outstanding                           $163,911    $122,604    $ 96,787     $ 91,357     $ 89,190
                                                    ========    ========    ========     ========     ========

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of year                        $  2,458    $  2,408    $  1,906     $  2,495     $  3,005
Allowance on acquired loans                               --          --         467           --           --
Charge-Offs:
    Commercial                                            93          50          76           60           16
    Real estate construction                              --          --          --           --           10
    Real estate mortgage                                  29          --          --            6           45
    Consumer installment                                 168         222         175          264          249
                                                    --------    --------    --------     --------     --------
         Total charge-offs                               290         272         251          330          320
                                                    --------    --------    --------     --------     --------
Recoveries:
    Commercial                                            22          53          39           69           73
    Real estate construction                              --          --          --           --          100
    Real estate mortgage                                  64          38          70          285          210
    Consumer installment                                 184         151         182          242          417
                                                    --------    --------    --------     --------     --------
         Total recoveries                                270         242         291          596          800
                                                    --------    --------    --------     --------     --------
         Net charge-offs (recoveries)                     20          30         (40)        (266)        (480)
Provision charged (credited) to operating expense        232          80          (5)        (855)        (990)
                                                    --------    --------    --------     --------     --------
Balance at end of year                              $  2,670    $  2,458    $  2,408     $  1,906     $  2,495
                                                    ========    ========    ========     ========     ========
Net charge-offs (recoveries) as a percentage
  of average loans outstanding during the year          0.01%       0.02%      -0.04%       -0.29%       -0.54%
                                                    ========    ========    ========     ========     ========
Allowance for loan losses as a percentage of
   year end loans, net of unearned discount             1.39%       1.80%       2.13%        2.08%        2.76%
                                                    ========    ========    ========     ========     ========

         The following table reflects the allocation of the allowance for possible loan losses to the various loan categories and the corresponding percentage of total loans that it represents. Management believes that the allowance can be allocated by category only on an approximate basis.


                ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
                             (Dollars in thousands)

                                                                    YEARS ENDED DECEMBER 31,
                           --------------------------------------------------------------------------------------------------
                                   1998               1997                  1996                1995                1994
                            -----------------    -----------------    -----------------    ----------------    ---------------
                                       % OF                 % OF                % OF                 % OF                % OF
                                       TOTAL               TOTAL                TOTAL                TOTAL               TOTAL
                            AMOUNT     LOANS     AMOUNT    LOANS      AMOUNT    LOANS      AMOUNT    LOANS     AMOUNT    LOANS
                            ------    ------     ------    ------     ------    ------     ------    -----     ------    ----
Commercial                  $  102      0.05%    $   99      0.07%    $  131      0.12%    $  306     0.33%    $  195    0.22%
Real estate construction        --      0.00%        --      0.00%        --      0.00%        --     0.00%        --    0.00%
Real estate mortgage           767      0.40%       760      0.56%       614      0.54%       729     0.80%       811    0.90%
Consumer installment           209      0.11%       192      0.14%       185      0.16%       255     0.28%       370    0.41%
Unallocated                  1,592      0.83%     1,407      1.03%     1,478      1.31%       616     0.67%     1,119    1.24%
                            ------    ------     ------    ------     ------    ------     ------    -----     ------    ----
     Total                  $2,670      1.39%    $2,458      1.80%    $2,408      2.13%    $1,906     2.08%    $2,495    2.76%
                            ======    ======     ======    ======     ======    ======     ======    =====     ======    ====


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

         Non-performing assets consist of non-accrual loans, restructured loans and foreclosed real estate. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. All installment loans past due 90 days or more are classified as non-accrual unless the loan is well secured or in the process of collection. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.

         Restructured loans are loans on which the interest and/or the principal has been reduced due to deterioration in the borrower's financial condition. Even though these loans are performing, they are included in non-performing assets because of the loss of revenue related to the reduction in interest and/or principal.

         Foreclosed real estate consists of property which has been acquired through foreclosure. At the time of foreclosure, the property is recorded at the lower of the estimated fair value less selling expenses or the loan balance with any write-down charged to the allowance for possible loan losses. Any future write-downs, expenses related to the property, and any gain or loss resulting from the sale of the property are charged to operations.

         The following table discloses non-performing assets and loans 90 days past due and still accruing interest as of December 31:

                              NON-PERFORMING ASSETS
                             (Dollars in thousands)

                                                                    DECEMBER 31,
                                                --------------------------------------------------
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


                     AVERAGE DEPOSITS AND AVERAGE RATES PAID
                             (Dollars in thousands)

                                                                              YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------------------------
                                                                   1998                 1997                  1996
                                                           -------------------   -------------------   -------------------
                                                                        RATE                  RATE                  RATE
                                                            AMOUNT      PAID      AMOUNT      PAID      AMOUNT      PAID
                                                           --------   --------   --------   --------   --------   --------
Noninterest-bearing demand deposits                        $ 63,402         --   $ 54,723         --   $ 39,489         --
INTEREST-BEARING DEPOSITS:
  Interest-bearing transaction (NOW) accounts                61,656       2.57%    48,723       2.77%    33,342       2.85%
  Savings and money market accounts                          91,054       3.16%    70,559       3.14%    54,928       2.90%
  Certificates and time deposits under $100,000             132,623       4.74%   103,982       4.67%    76,248       4.36%
  Certificates and time deposits $100,000 and greater        75,381       5.07%    59,993       5.01%    44,535       4.86%
                                                           --------   --------   --------   --------   --------   --------
Total interest-bearing deposits                             360,714               283,257               209,053
                                                           --------              --------              --------
Weighted average rate paid                                                4.04%                 4.03%                 3.85%
                                                                       =======              ========              ========
         Total average deposits                            $424,116              $337,980              $248,542
                                                           ========              ========              ========

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

         The remaining maturity on certificates of deposit greater than $100,000 as of December 31, 1998 is presented below: (Dollars in thousands)

                                  THREE      OVER THREE       OVER SIX          OVER
                                  MONTHS      THROUGH          THROUGH         TWELVE
                                 OR LESS     SIX MONTHS     TWELVE MONTHS      MONTHS       TOTAL
                                 -------     ----------     -------------      -------      -----
Certificates of deposit of
   $100,000 and greater          $34,267       $21,872         $23,583         $ 2,309     $82,031
                                 =======       =======         =======         =======     =======

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

CAPITAL RESOURCES

          Total stockholders' equity increased $1.1 million to $52.2 million at December 31, 1998 from $51.1 million at December 31, 1997. In addition to net income of $5.3 million, stockholders' equity increased $2.9 million due to the reduction in the deferred tax asset valuation allowance and $1.4 million due to an improvement in the net fair value of securities available for sale. Stockholders' equity was reduced by the 463,675 shares of common stock repurchased at a cost of $8.5 million, or an average of $18.35 per share, as part of a stock repurchase plan approved by the Board of Directors in 1997. The Board had authorized the repurchase of 500,000 shares. As of March 23, 1999, the Company has repurchased 494,674 shares. The ratio of total stockholders' equity to total assets was 10.2% at December 31, 1998 compared with 10.9% at December 31, 1997.

         The Company and the Banks are subject to minimum capital ratios mandated by their respective banking industry regulators. The table in Note 19 in the Consolidated Financial Statements illustrates the Company's and the Banks' compliance with the risk-based capital guidelines of the FRB and the OCC. These guidelines are designed to measure Tier 1 and total capital while taking into consideration the risk inherent in both on and off-balance sheet items. Off-balance sheet items at December 31, 1998 include unfunded loan commitments and letters of credit. Pursuant to the current regulatory guidelines, the net unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and the leverage ratio. The leverage ratio is Tier 1 capital divided by quarterly average total assets. A leverage ratio of 3.0% is the minimum requirement for only the most highly rated banking organizations and all other institutions are required to maintain a leverage ratio of 3 to 5 percent.

         Tier 1 capital for the Company includes common stockholders' equity less goodwill. Total capital includes Tier 1 capital and a portion of the allowance for loan losses. The ratios are calculated by dividing the qualifying capital by the risk-weighted assets. The minimum ratio for qualifying total capital is 8.0% of which 4.0% must be Tier 1 capital. For the Company's capital ratios at December 31, 1998 and 1997, see Note 19 in the Consolidated Financial Statements.

ACCOUNTING MATTERS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The statement provides that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The provisions of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997. The adoption of this statement did not have a material impact on financial position or results of operations.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected information about operation segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The adoption of this statement did not have an impact on financial position or results of operation.

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

         The Company has formed a Y2K project team comprising technological, data processing, and operations personnel from each of the Banks' management. The project team has developed and is currently executing a planned review and risk assessment of all technology items used in the Company's operations, including core data processing systems, as well as material relationships with suppliers, correspondents, and customer groups. The identification of critical items and relations, and the renovation or replacement of items which are non-compliant with current guidelines were complete in 1998 in accordance with regulatory agency guidelines. Y2K compliance will be effected through data processing hardware and software upgrades and purchases of new equipment with an estimated aggregate cost of approximately $573,000. Approximately $80,000 was expensed for the year ended December 31, 1998 for the Y2K project.

         The three core systems, or mission critical systems, were implemented and tested for Y2K compliance in December 1998. These three systems include the deposit and loan systems, any ancillary or interface programs and the imaging software. The ATM software and the NT Server software will both be upgraded and tested by the end of the second quarter of 1999.

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

As discussed in Note 2 to the consolidated financial statements, such statements have been restated to correct the method of accounting for income taxes pursuant to the principles of fresh-start accounting contained in Statement of Position 90-7 of the American Institute of Certified Public Accountants.

/s/ Padgett, Stratemann & Co., L.L.P.


Padgett, Stratemann & Co., L.L.P.
Certified Public Accountants
March 18, 1999, except for Note 2,
As to which the date is April 19, 1999

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                             (Restated, See Note 2)


                                    ASSETS
                                                                                  1998          1997
                                                                               ---------      ---------
Cash and due from banks                                                        $  16,473      $  27,278
Interest-bearing accounts                                                          2,343            216
Federal funds sold                                                                37,195         29,940
Trading securities                                                                    --          3,433
Investment securities available for sale                                         142,558        139,771
Investment securities held to maturity                                            89,923        106,631
Loans, net of discounts                                                          192,219        136,313
Allowance for possible loan losses                                                (2,670)        (2,458)
Bank premises and equipment, net                                                  17,793         12,538
Goodwill                                                                           8,804          9,180
Other assets                                                                       7,440          7,318
                                                                               ---------      ---------
       Total Assets                                                            $ 512,078      $ 470,160
                                                                               =========      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand deposits - non-interest bearing                                      $  67,160      $  66,346
   Interest-bearing transaction accounts (NOW)                                    65,847         62,633
   Savings and money market accounts                                              95,622         88,972
   Certificates and time deposits under $100,000                                 136,996        131,787
   Certificates and time deposits $100,000 and over                               82,031         64,677
                                                                               ---------      ---------
       Total Deposits                                                            447,656        414,415
                                                                               ---------      ---------
Accrued interest payable and other liabilities                                     2,073          2,001
Other borrowings                                                                   8,459             --
Long term notes payable                                                            1,684          2,646
                                                                               ---------      ---------
       Total Liabilities                                                         459,872        419,062
Stockholders' Equity:
   Common Stock, $.001 par value, 100,000,000 shares authorized, 4,661,234 issued and 4,197,559 outstanding at December 31, 1998 and
     4,658,734 issued and outstanding at December 31, 1997                             5              5
   Additional paid-in capital                                                     28,629         25,742
   Retained earnings                                                              28,683         23,395
   Accumulated other comprehensive income                                          3,395          1,956
   Treasury Stock, at cost (463,675 shares in 1998)                               (8,506)            --
                                                                               ---------      ---------
       Total Stockholders' Equity                                                 52,206         51,098
                                                                               ---------      ---------
       Total Liabilities and Stockholders' Equity                              $ 512,078      $ 470,160
                                                                               =========      =========


Notes to consolidated financial statements form an integral part of these statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                             (Restated, See Note 2)

                                                                1998         1997        1996
                                                              --------     --------     --------
INTEREST INCOME:
    Interest and Fees on Loans                                $ 16,632     $ 13,029     $ 10,623
    Interest on Investment Securities - Taxable                 14,845       12,667        9,144
    Interest on Investment Securities - Nontaxable                  --           --            1
    Interest on Federal Funds Sold                               1,504        1,513        1,038
    Interest on Deposits in Banks                                   82          125           14
                                                              --------     --------     --------
         TOTAL INTEREST INCOME                                  33,063       27,334       20,820

INTEREST EXPENSE:
    Interest on Deposits                                        14,568       11,419        8,039
    Interest on Debt                                               347          303           73
                                                              --------     --------     --------
         TOTAL INTEREST EXPENSE                                 14,915       11,722        8,112

NET INTEREST INCOME                                             18,148       15,612       12,708
    Less: Provision for (Recovery of)Possible Loan Losses          232           80           (5)
                                                              --------     --------     --------
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF)
    POSSIBLE LOAN LOSSES                                        17,916       15,532       12,713

NON-INTEREST INCOME:
    Service Charges and Fees                                     3,240        2,796        2,371
    Net Trading Account Profit (Loss)                              782          103           --
    Net Realized Gains (Losses) on Sales of Securities           1,103        1,133           (6)
    Net Gains on Sales of Other Real Estate and Assets               9           62          103
    Miscellaneous Income                                           567          293          321
                                                              --------     --------     --------
         TOTAL NON-INTEREST INCOME                               5,701        4,387        2,789

NON-INTEREST EXPENSE:
    Salaries and Employee Benefits                               7,947        6,239        4,848
    Occupancy and Equipment Expenses                             2,566        1,917        1,544
    Goodwill Amortization                                          376          191           35
    Other Expenses                                               4,384        3,897        3,159
                                                              --------     --------     --------
         TOTAL NON-INTEREST EXPENSE                             15,273       12,244        9,586

INCOME BEFORE FEDERAL INCOME TAXES                               8,344        7,675        5,916
Federal Income Tax Expense                                       3,056        2,811        2,155
                                                              --------     --------     --------
NET INCOME                                                    $  5,288     $  4,864     $  3,761
                                                              ========     ========     ========

BASIC EARNINGS PER SHARE                                      $   1.17     $   1.04     $   0.81
                                                              ========     ========     ========

DILUTED EARNINGS PER SHARE                                    $   1.14     $   1.02     $   0.80
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


                                                                                                       ACCUMULATED
                                                         COMMON STOCK                                    OTHER
                                               ------------------------------                         COMPREHENSIVE
                                                NUMBER OF            PAID IN     RETAINED    TREASURY    INCOME,
                                                 SHARES     PAR      CAPITAL     EARNINGS      STOCK   NET OF TAX     TOTAL
                                               ----------  ------    --------    ---------    -------  -----------  --------
BALANCE DECEMBER 31, 1995, AS PREVIOUSLY          4,530    $    4    $ 15,619    $  19,611    $    --    $   743    $ 35,977
REPORTED
Prior period adjustment (see Note 2)                 --        --       4,841       (4,841)        --         --          --
                                                 ------    ------    --------    ---------    -------    -------    --------
BALANCE AT DECEMBER 31, 1995, AS RESTATED         4,530         4      20,460       14,770         --        743      35,977
Net Income                                           --        --          --        3,761         --         --       3,761
Unrealized gain on securities AFS,
     net of tax and reclassification
     adjustment                                      --        --          --           --         --        499         499
                                                                                                                    --------
Total Comprehensive Income                                                                                             4,260
                                                                                                                    --------
Reduction of deferred tax valuation allowance        --        --       1,949           --         --         --       1,949
Conversion of Series B Preferred to Common          128         1         714           --         --         --         715
Exercise of Common Stock options                      1        --           8           --         --         --           8
                                                 ------    ------    --------    ---------    -------    -------    --------
BALANCE AT DECEMBER 31, 1996                      4,659         5      23,131       18,531         --      1,242      42,909
Net Income                                           --        --          --        4,864         --         --       4,864
Unrealized gain on securities AFS,
     net of tax and reclassification
     adjustment                                      --        --          --           --         --        714         714
                                                                                                                    --------
Total Comprehensive Income                                                                                             5,578
                                                                                                                    --------
Reduction of deferred tax valuation allowance        --        --       2,611           --         --         --       2,611
                                                 ------    ------    --------    ---------    -------    -------    --------
BALANCE AT DECEMBER 31, 1997                      4,659         5      25,742       23,395         --      1,956      51,098
Net Income                                           --        --          --        5,288         --         --       5,288
Unrealized gain on securities AFS,
     net of tax and reclassification
     adjustment                                      --        --          --           --         --      1,439       1,439
                                                                                                                    --------
Total Comprehensive Income                                                                                             6,727
                                                                                                                    --------
Reduction of deferred tax valuation allowance        --        --       2,873           --         --         --       2,873
Exercise of Common Stock Options                      2        --          14           --         --         --          14
Treasury stock purchased                           (464)       --          --           --     (8,506)        --      (8,506)
                                                 ------    ------    --------    ---------    -------    -------    --------
BALANCE AT DECEMBER 31, 1998                      4,197    $    5    $ 28,629    $  28,683    $(8,506)   $ 3,395    $ 52,206
                                                 ======    ======    ========    =========    =======    =======    ========


Disclosure of reclassification amount:

Unrealized gain on securities AFS arising during period                                                             $    711
Reclassification adjustment for gains included in income, net of tax of $375                                             728
                                                                                                                    --------
Net unrealized gain on securities AFS, net of tax                                                                   $  1,439
                                                                                                                    ========

Notes to consolidated financial statements form an integral part of these statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)
                             (Restated, See Note 2)

                                                                          1998           1997           1996
                                                                       ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $   5,288      $   4,864      $   3,761
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                         1,798          1,159            944
     Tax benefit realized from utilization of deferred tax assets          2,888          2,657          2,010
     Provision to (recovery of) allowance for possible loan losses           232             80             (5)
     Net realized (gains) losses on securities available for sale         (1,103)        (1,133)             6
     Net decrease (increase) in trading account                            4,908         (3,433)            --
     Gain on sale of other real estate owned and other assets                 (9)           (62)          (103)
     Increase in accrued interest receivable and other assets                 46         (1,944)          (238)
     Increase in accrued interest payable and other liabilities               70            764             39
     Write-down of other real estate owned                                    --             --             18
                                                                       ---------      ---------      ---------
         Net cash provided by operating activities                        14,118          2,952          6,432
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease in federal funds sold                        (7,255)        (7,290)         2,320
     Net (increase) decrease in interest-bearing accounts                 (2,125)           312            (40)
     Net increase in loans                                               (56,876)       (23,179)        (6,624)
     Purchases of securities available for sale                          (27,939)       (98,351)       (44,009)
     Proceeds from sales of securities available for sale                 15,240         33,739         10,226
     Proceeds from maturities of securities available for sale            11,619         15,679         16,225
     Purchases of securities held to maturity                             (7,035)       (52,179)       (23,865)
     Proceeds from maturities of securities held to maturity              23,649         17,710         17,811
     Proceeds from sales of securities held to maturity                       --            539             --
     Capital expenditures                                                 (6,480)        (6,551)          (730)
     Proceeds from sale of other real estate owned                            32            600            431
     Net payments for cash acquired from acquisitions                         --         (7,319)           (46)
                                                                       ---------      ---------      ---------
         Net cash used in investing activities                           (57,170)      (126,290)       (28,301)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in demand deposits, NOW accounts,
         savings and money-market accounts                                10,678         73,463         10,206
     Net increase in certificates of deposit and time deposits            22,563         61,197         14,263
     Proceeds from advances on other borrowings and long term debt        10,641         12,319            140
     Principal payments on other borrowings and long term debt            (3,143)       (13,668)          (150)
     Purchase of treasury stock                                           (8,506)            --             --
     Proceeds from exercise of common stock options                           14             --              8
                                                                       ---------      ---------      ---------
         Net cash provided by financing activities                        32,247        133,311         24,467
Net (decrease) increase in cash and due from banks                       (10,805)         9,973          2,598
Cash and due from banks at beginning of year                              27,278         17,305         14,707
                                                                       =========      =========      =========
Cash and due from banks at end of year                                 $  16,473      $  27,278      $  17,305
                                                                       =========      =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid:
     Interest                                                          $  14,776      $  11,206      $   7,988
     Income taxes                                                             71            128            126
Non-cash items:
     Loans originated to facilitate the sale of foreclosed assets             22            155            130
     Loan foreclosures                                                       947             94             66


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

     Gains and losses on the sale of securities available for sale are determined using the specific-identification method with the exception of the investment portfolio maintained at NBT of Delaware, Inc. in which the average cost method is used to compute gains and losses on sales. The transfer of a security between categories of investments is accounted for at fair value.

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

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provisions for income taxes.

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. In accordance with AICPA Statement of Position (SOP) No. 90-7, income tax benefits recognized from preconfirmation net operating loss carryforwards were used first to reduce reorganization value in excess of amounts allocable to identifiable assets and thereafter to increase additional paid-in capital (See Note 15).


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

     COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

     SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected information about operation segments in interim financial reports issued to shareholders.

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

2.   PRIOR PERIOD ADJUSTMENT

     The Company's financial statements as of December 31, 1998, 1997 and 1996, have been restated to correct an error in the application of the accounting method used for income tax accounting. The Company has various net deferred tax assets made up primarily of the expected future tax benefit of net operating loss carryforwards and reserves not yet deductible for tax purposes. A valuation allowance was provided against these net deferred tax assets upon the Company's emergence from bankruptcy in May 1992 when "fresh-start" reporting was adopted. The benefits received from subsequent reductions in the deferred tax asset valuation allowance were recorded as reductions of current year income tax expense, which was inconsistent with Financial Accounting Standard No. 109 and Statement of Position No. 90-7. The benefits from the reductions have been restated as an increase in additional paid-in capital as directed by the accounting pronouncements listed above. The restatement does have the effect of reducing reported net income while increasing additional paid-in capital in an amount equal to the decrease in retained earnings. It has no effect upon the cash on hand, book value, cash flow, the amount of the tax loss carryforward, or the amount of taxes due or owing.

     The effect of the restatement is as follows:

                                                        FOR THE YEARS ENDING DECEMBER 31,
                                -----------------------------------------------------------------------------
                                         1998                       1997                     1996
                                -----------------------  -------------------------  ------------------------
                                AS PREVIOUSLY     AS     AS PREVIOUSLY     AS       AS PREVIOUSLY     AS
                                  REPORTED     RESTATED     REPORTED     RESTATED     REPORTED     RESTATED
                                  --------     --------     --------     --------     --------     --------
Balance Sheet:
   Additional Paid-In Capital     $ 16,355     $ 28,629     $ 16,341     $ 25,742     $ 16,341     $ 23,131
   Retained Earnings                40,957       28,683       32,796       23,395       25,321       18,531
   Total Stockholders' Equity       52,206       52,206       51,098       51,098       42,909       42,909

Income Statement:
   Income Before
        Federal Income Taxes      $  8,344     $  8,344     $  7,675     $  7,675     $  5,916     $  5,916
   Federal Income Tax Expense          183        3,056          200        2,811          206        2,155
                                  --------     --------     --------     --------     --------     --------
   Net Income                     $  8,161     $  5,288     $  7,475     $  4,864     $  5,710     $  3,761
                                  ========     ========     ========     ========     ========     ========

   Basic Earnings Per Share       $   1.81     $   1.17     $   1.60     $   1.04     $   1.23     $   0.81

   Diluted Earnings Per Share     $   1.76     $   1.14     $   1.57     $   1.02     $   1.22     $   0.80


3.   ACQUISITIONS

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

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On July 18, 1997, the Company acquired three branches of Wells Fargo Bank in Giddings, Marble Falls and Taylor, Texas. The Company acquired approximately $103.4 million in deposits and $2.6 million in the owned branch facilities branch furniture, fixtures and certain equipment. The Company paid a purchase price of approximately $9.9 million for the acquisitions.

4.   INVESTMENT SECURITIES

     Investment securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of investment securities of the Company and their approximate fair values at December 31 were as follows: (Dollars in thousands)

                                                                                DECEMBER 31, 1998
                                                               -------------------------------------------------
                                                                             GROSS        GROSS
                                                               AMORTIZED   UNREALIZED   UNREALIZED   APPROXIMATE
                                                                 COST         GAINS        LOSSES     FAIR VALUE
                                                               --------     --------     ---------     --------
SECURITIES AVAILABLE FOR SALE:
     U.S. Treasury securities                                  $127,081     $  7,038     $     --      $134,119
     U.S. Government agency and mortgage-backed securities        1,977           24           --         2,001
     Other securities including Federal Reserve Bank stock        8,354           --       (1,916)        6,438
                                                               ========     ========     ========      ========
          Total                                                $137,412     $  7,062     $ (1,916)     $142,558
                                                               ========     ========     ========      ========

SECURITIES HELD TO MATURITY:
     U.S. Treasury securities                                  $ 87,885     $  4,464     $     --      $ 92,349
     U.S. Government agency and mortgage-backed securities        1,973           13           --         1,986
     Foreign debt securities                                         65            2           (3)           64
                                                               ========     ========     ========      ========
          Total                                                $ 89,923     $  4,479     $     (3)     $ 94,399
                                                               ========     ========     ========      ========


                                                                              DECEMBER 31, 1997
                                                               -------------------------------------------------
                                                                             GROSS        GROSS
                                                               AMORTIZED   UNREALIZED   UNREALIZED   APPROXIMATE
                                                                 COST         GAINS        LOSSES     FAIR VALUE
                                                               --------     --------     ---------     --------
SECURITIES AVAILABLE FOR SALE:
    U.S. Treasury securities                                   $133,545     $  2,543     $     --      $136,088
    U.S. Government agency and mortgage-backed securities         1,584           17           --         1,601
    Other securities including Federal Reserve Bank stock         1,677          405           --         2,082
                                                               ========     ========     ========      ========
         Total                                                 $136,806     $  2,965     $     --      $139,771
                                                               ========     ========     ========      ========

SECURITIES HELD TO MATURITY:
    U.S. Treasury securities                                   $103,932     $  1,646     $     (4)     $105,574
    U.S. Government agency and mortgage-backed securities         2,635           34           --         2,669
    Foreign debt securities                                          64           --           (8)           56
                                                               ========     ========     ========      ========
         Total                                                 $106,631     $  1,680     $    (12)     $108,299
                                                               ========     ========     ========      ========


     During the year ended December 31, 1998, the Company transferred securities with a fair value of $1,475,425 from the available for sale category into the trading category. A gain of $430,325 was realized upon the transfer. During the year ended December 31, 1997, the Company did not transfer any securities between the held to maturity and available for sale categories.

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

     The scheduled maturities of securities to be held to maturity and securities available for sale at December 31, 1998 were as follows (Dollars in thousands):

                                                    DECEMBER 31, 1998
                                  --------------------------------------------------
                                     AVAILABLE FOR SALE         HELD TO MATURITY
                                  -----------------------    -----------------------
                                  AMORTIZED   APPROXIMATE    AMORTIZED   APPROXIMATE
                                    COST      FAIR VALUE       COST      FAIR VALUE
                                  ---------   -----------    ---------   -----------
Due in one year or less           $ 17,026      $ 17,191     $ 15,035     $ 15,252
Due in one year to five years       69,397        72,457       52,940       55,276
Due from five to ten years          42,162        45,986       19,974       21,884
Due after ten years                    316           320           --           --
                                  --------      --------     --------     --------
    Total                         $128,901      $135,954     $ 87,949     $ 92,412
Equity Securities                    7,764         5,848           --           --
Mortgage-backed securities             407           416        1,974        1,987
Federal Reserve Bank Stock             340           340           --           --
                                  ========      ========     ========     ========
    Total                         $137,412      $142,558     $ 89,923     $ 94,399
                                  ========      ========     ========     ========

     Gross realized gains and gross realized losses on sales of securities available for sale were $1,128,294 and $25,148, respectively, in 1998, $1,412,000 and $279,000, respectively, in 1997, and $13,000 and $19,000, respectively, in 1996.

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The components of loans in the consolidated balance sheets were as follows (Dollars in thousands):


                                                        DECEMBER 31,
                                                 ------------------------
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
                                                 =========      =========

     Changes in the allowance for possible loan losses were as follows (Dollars in thousands):

                                                                 DECEMBER 31,
                                                      ---------------------------------
                                                        1998        1997          1996
                                                      -------      -------      -------
Balance at beginning of year                          $ 2,458      $ 2,408      $ 1,906
    Provisions (credits) for possible loan losses
                                                          232           80           (5)
    Allowance on acquired loans
                                                           --           --          467
    Losses charged to the allowance
                                                         (290)        (272)        (251)
    Recoveries credited to the allowance
                                                          270          242          291
                                                      -------      -------      -------
Balance at end of year                                $ 2,670      $ 2,458      $ 2,408
                                                      =======      =======      =======

     The restoration of loan loss provision of $5,000 for the year ended December 31, 1996 resulted from significant collections of previously charged-off loans, and from improved performance and quality of the loan portfolio.

     Impaired loans are those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected. The Company has identified these loans through its normal loan review procedures. Impaired loans include (1) all non-accrual loans, (2) loans which are 90 days or more past due, unless they are well secured (i.e. the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection, and (3) other loans which management believes are impaired. Substantially all of the Company's impaired loans are measured at the fair value of the collateral. In limited cases the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.

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

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

6.   BANK PREMISES AND EQUIPMENT

     The components of bank premises and equipment included in the consolidated balance sheets were as follows (Dollars in thousands):

                                             DECEMBER 31,
                                         -------------------
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
                                         =======     =======

     Depreciation expense totaled $1,197,000, $919,000, and $705,000 for the years ended December 31, 1998, 1997, and 1996, respectively. NBC-Eagle Pass has committed to spend approximately $5 million to build and equip a 30,000 square foot branch in San Antonio, Texas. The branch was completed during the first quarter of 1999. Capitalized interest on three branch construction projects totaled $87,230 for the year ended December 31, 1998.

7.   OTHER ASSETS

     Other assets include the following (Dollars in thousands):

                                             DECEMBER 31,
                                         -------------------
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

8.    DEPOSITS

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

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     At December 31, 1998, the scheduled maturities of CDs are as follows (Dollars in thousands):

     Year ending December 31,
                         1999                              $  206,354
                         2000                                  10,167
                         2001                                   1,797
                         2002                                     321
                         2003 and thereafter                      388
                                                           ----------
                                                           $  219,027
                                                           ==========

9.   OTHER BORROWINGS AND LONG-TERM NOTES PAYABLE

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
                                                           -----------
                                                           $10,143,574
                                                           ===========

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company's consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are described in Note 17 as financial instruments with off-balance sheet risk.

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

     Future minimum lease payments at December 31, 1998 are as follows:

     Year ending December 31,
                         1999                              $   56,242
                         2000                                      --
                         2001                                      --
                                                           ----------
                                                           $   56,242
                                                           ==========


11.  EARNINGS PER SHARE

     In 1997, The Financial Standards Board issued Statement No. 128, "Earnings Per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

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

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following provides a reconciliation of basic and diluted earnings per share (Dollars in thousands, except shares and per share amounts):

                                                             DECEMBER 31,
                                         ---------------------------------------------------
                                              1998               1997               1996
                                         -------------      -------------      -------------
Net income                               $       5,288      $       4,864      $       3,761
Weighted average shares outstanding:
   Basic                                     4,503,427          4,658,734          4,639,955
   Diluted                                   4,625,323          4,749,200          4,696,521

Earnings per share - Basic               $        1.17      $        1.04      $        0.81
                                         =============      =============      =============
   Effect of diluted securities:
        stock options                            (0.03)             (0.02)             (0.01)
                                         -------------      -------------      -------------
Earnings per share - Diluted             $        1.14      $        1.02      $        0.80
                                         =============      =============      =============


12.  EMPLOYEE BENEFITS

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

13.  MANAGEMENT AND DIRECTOR STOCK OPTION PLAN

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

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Following is a summary of changes in the number of shares of Common Stock represented by options granted:

                                                                           Number of
                                                                             Shares
                                                                           --------
Options outstanding as of December 31, 1994                                  29,000
Options granted under the 1995 Plan (exercisable at $6.25 per share)        103,000
                                                                           --------
Options outstanding as of December 31, 1995                                 132,000
Options granted under the 1995 Plan (exercisable at $11.25 and $11.00)       19,700
Options exercised in 1996                                                    (1,200)
Options reacquired                                                           (1,800)
                                                                           --------
Options outstanding as of December 31, 1996                                 148,700
Options granted under the 1995 Plan (exercisable at $13.25)                  50,000
                                                                           --------
Options outstanding as of December 31, 1997                                 198,700
Options granted under the 1995 Plan (exercisable at $13.25)                  40,850
Options reacquired                                                             (850)
Options exercised in 1998                                                    (2,500)
                                                                           --------
Options outstanding as of December 31, 1998                                 236,200
                                                                           ========


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

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  OTHER OPERATING EXPENSES

     Other operating expenses include the following (Dollars in thousands):


                                                        DECEMBER 31,
                                              --------------------------------
                                                1998        1997        1996
                                              -------     -------     -------
Data processing expenses                      $   267     $   247     $   418
FDIC insurance                                     49          34           6
Insurance                                         107         101         109
Office supplies                                   603         572         375
Postage and courier                               498         601         379
Professional fees                                 905         784         689
Miscellaneous                                   1,955       1,558       1,183
                                              -------     -------     -------
       Total                                  $ 4,384     $ 3,897     $ 3,159
                                              =======     =======     =======


15.  FEDERAL INCOME TAX

     The provision for federal income tax consisted of the following (Dollars in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                1998        1997        1996
                                              -------     -------     -------
Currently Paid or Payable                     $   168     $   154     $   145
Deferred Expense                                2,888       2,657       2,010
                                              -------     -------     -------
      Total                                   $ 3,056     $ 2,811     $ 2,155
                                              =======     =======     =======

     The provision for federal income tax is less than that computed by applying the federal statutory rate of 34% to income before income taxes as indicated in the following analysis (Dollars in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                1998        1997        1996
                                              -------     -------     -------
Tax Based on Statutory Rate                   $ 2,837     $ 2,610     $ 2,011
Effect of Tax-exempt Income                       (15)        (26)        (33)
Interest and other Nondeductible Expenses           9           8           7
Alternative Minimum Tax                           167         156         132
Goodwill                                           28          24          12
Other - Net                                        30          39          26
                                              -------     -------     -------
                                              $ 3,056     $ 2,811     $ 2,155
                                              =======     =======     =======

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The components of the deferred income tax assets and liabilities consist of the following (Dollars in thousands):

                                                                      YEARS ENDED DECEMBER 31,
                                                                      ------------------------
                                                                         1998          1997
                                                                       --------      --------
Deferred Tax Assets Related to:
      Net Operating Loss Carryforward                                  $ 30,928      $ 33,788
      Other Real Estate Owned                                                72            78
      Allowance for Loan Losses                                              --            89
      Securities Valuation Reserve                                           55            64
      Non-accrual Loan Interest                                             140           135
      Other                                                                  40            74
                                                                       --------      --------
                                                                         31,235        34,228
      Less: Valuation Allowance                                          27,919        30,792
                                                                       --------      --------
           Total Deferred Tax Assets                                      3,316         3,436
                                                                       --------      --------
Deferred Tax Liabilities Related to:
      Allowance for Loan Losses                                             (31)         (189)
      Depreciation                                                         (146)         (203)
      Bond Accretion                                                       (395)         (225)
      Goodwill                                                              (94)           --
      Other                                                                  --           (60)
      Net Unrealized Appreciation on Securities Available for Sale       (1,750)       (1,008)
                                                                       --------      --------
           Total Deferred Tax Liabilities                                (2,416)       (1,685)
                                                                       --------      --------
                Net Deferred Tax Asset                                 $    900      $  1,751
                                                                       ========      ========


     For federal income tax purposes, the Company had approximately $95 million in net operating loss carryforwards as of December 31, 1998 which will be available to reduce income tax liabilities in future years. The preconfirmation net operating loss carryforwards arose from the Company's emergence from a reorganization under Chapter 11 of the United States Bankruptcy Code in May 1992. If unused, approximately $91 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

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

     In accordance with AICPA SOP No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", income tax benefits recognized from preconfirmation net operating loss carryforwards and other tax assets are used first to reduce the reorganization value in excess of amounts allocable to identifiable assets and then to increase additional paid-in capital.

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  RELATED PARTY TRANSACTIONS

     The Banks have entered into transactions with their directors, executive officers, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 1998 and 1997 was $5,906,000 and $4,203,000,
     respectively. During the year ended December 31, 1998 and 1997, new loans to such related parties amounted to $2,884,000 and $1,405,000, respectively, and repayments amounted to $1,181,000 and $904,000, respectively. No outside directors of the Company have any outstanding loans.

     During 1998 and 1997, the Company utilized a stock brokerage firm, which is 100% owned by the Company's Chairman, to execute certain transactions on its behalf. The Company uses an unrelated company to act as custodian and clearing firm for its investment assets. Net revenues earned by the traders at the brokerage firm, excluding the Company Chairman, related to investment transactions by the Company in 1998 and 1997 totaled $35,918 and $1,579 on purchase and sale transactions of $78,810,916 and $6,137,000, respectively.

17.  FINANCIAL INSTRUMENTS

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

                                                                NOTIONAL AMOUNT
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

     The estimated fair values of the Company's financial instruments were as
     Follows:

                                             DECEMBER 31, 1998         DECEMBER 31, 1997
                                           ----------------------    ---------------------
                                                        (Dollars in Thousands)
                                           CARRYING       FAIR       CARRYING       FAIR
                                            AMOUNT       VALUE        AMOUNT       VALUE
                                           --------     --------     --------     --------
Financial Assets:
    Cash and Due from Banks                $ 16,473     $ 16,473     $ 27,278     $ 27,278
    Interest Bearing Deposits in Banks        2,343        2,343          216          216
    Federal Funds sold                       37,195       37,195       29,940       29,940
    Trading Securities                           --           --        3,433        3,433
    Securities Available for Sale           142,558      142,558      139,771      139,771
    Securities Held to Maturity              89,923       94,399      106,631      108,299
    Loans - net                             189,549      191,160      133,855      132,924
    Accrued Interest Receivable               4,750        4,750        4,757        4,757

Financial Liabilities:
    Demand Deposits                          67,160       67,160       66,346       66,346
    NOW, Money market, and
         Savings Accounts                   161,469      161,469      151,605      151,605
    Time Deposits                           219,027      260,056      196,464      196,956
    Accrued Interest Payable                  1,429        1,429        1,291        1,291
    Other Debt                               10,143       10,143        2,646        2,646

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

18.  CONCENTRATIONS OF CREDIT

     Substantially all of the Banks' loans, commitments, and standby letters of credit have been granted to customers in the Banks' market areas which include South and Central Texas. Substantially all of these customers are depositors of the Banks. Investments in state and municipal securities also involve governmental entities within the Banks' market areas. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers.

19.  REGULATORY MATTERS

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

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The Company and its subsidiary banks actual capital amounts and ratios are also presented in the table (Dollars in thousands).

                                                                                                   TO BE WELL CAPITALIZED
                                                                            FOR CAPITAL            UNDER PROMPT CORRECTIVE
     AS OF DECEMBER 31, 1998:                       ACTUAL               ADEQUACY PURPOSES           ACTION PROVISIONS
                                             --------------------       --------------------       -----------------------
                                              AMOUNT        RATIO        AMOUNT      RATIO          AMOUNT        RATIO
                                             --------       -----       --------   ---------       --------     ----------
     Total Capital to Risk Weighted Assets:
         CONSOLIDATED                        $ 41,033       19.62%      $ 16,730   =>   8.00%      $ 20,912     =>   10.00%
         Eagle Pass                            18,656       16.36%         9,120   =>   8.00         11,400     =>   10.00
         Laredo                                 8,638       16.78%         4,119   =>   8.00          5,149     =>   10.00
         Rockdale                               7,112       24.36%         2,336   =>   8.00          2,920     =>   10.00
         Luling                                 3,933       21.31%         1,477   =>   8.00          1,846     =>   10.00
     Tier 1 Capital to Risk Weighted Assets:
         CONSOLIDATED                        $ 38,418       18.37%      $  8,365   =>   4.00%      $ 12,547     =>    6.00%
         Eagle Pass                            17,231       15.11%         4,560   =>   4.00          6,840     =>    6.00
         Laredo                                 8,040       15.61%         2,060   =>   4.00          3,089     =>    6.00
         Rockdale                               6,747       23.11%         1,168   =>   4.00          1,752     =>    6.00
         Luling                                 3,699       20.04%           738   =>   4.00          1,108     =>    6.00
     Tier 1 Capital to Average Assets:
         CONSOLIDATED                        $ 38,418        8.12%      $ 19,707   =>   4.00%      $ 24,633     =>    5.00%
         Eagle Pass                            17,231        6.49%        10,622   =>   4.00         13,277     =>    5.00
         Laredo                                 8,040        9.95%         3,233   =>   4.00          4,041     =>    5.00
         Rockdale                               6,747        6.12%         4,408   =>   4.00          5,510     =>    5.00
         Luling                                 3,699       13.03%         1,135   =>   4.00          1,419     =>    5.00

                                                                                                   TO BE WELL CAPITALIZED
                                                                            FOR CAPITAL            UNDER PROMPT CORRECTIVE
     AS OF DECEMBER 31, 1997:                       ACTUAL               ADEQUACY PURPOSES           ACTION PROVISIONS
                                             --------------------       --------------------       -----------------------
                                              AMOUNT        RATIO        AMOUNT      RATIO          AMOUNT        RATIO
                                             --------       -----       --------   ---------       --------     ----------
     Total Capital to Risk Weighted Assets:
         CONSOLIDATED                        $ 41,767       29.02%      $ 11,513   =>   8.00%      $ 14,391     =>   10.00%
         Eagle Pass                            16,478       23.47%         5,617   =>   8.00          7,021     =>   10.00
         Laredo                                 8,166       15.78%         4,140   =>   8.00          5,174     =>   10.00
         Rockdale                               6,178       28.92%         1,709   =>   8.00          2,136     =>   10.00
         Luling                                 3,550       22.84%         1,243   =>   8.00          1,554     =>   10.00
     Tier 1 Capital to Risk Weighted Assets:
         CONSOLIDATED                        $ 39,960       27.77%      $  5,757   =>   4.00%      $  8,635     =>    6.00%
         Eagle Pass                            15,554       22.15%         2,809   =>   4.00          4,213     =>    6.00
         Laredo                                 7,622       14.73%         2,070   =>   4.00          3,105     =>    6.00
         Rockdale                               5,911       27.67%           855   =>   4.00          1,282     =>    6.00
         Luling                                 3,352       21.57%           622   =>   4.00            933     =>    6.00
     Tier 1 Capital to Average Assets:
         CONSOLIDATED                        $ 39,960        9.13%      $ 17,509   =>   4.00%      $ 21,886     =>    5.00%
         Eagle Pass                            15,554        6.69%         9,307   =>   4.00         11,634     =>    5.00
         Laredo                                 7,622       11.02%         2,767   =>   4.00          3,459     =>    5.00
         Rockdale                               5,911        5.32%         4,443   =>   4.00          5,554     =>    5.00
         Luling                                 3,352       12.46%         1,076   =>   4.00          1,345     =>    5.00

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.  PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

     Condensed balance sheet information of National Bancshares Corporation of Texas (The Parent Company) at December 31, 1998 and 1997, and the related statements of income and cash flows for the years ended December 31, 1998, 1997 and 1996 are as follows (Restated, see Note 2) (Dollars in thousands):

     BALANCE SHEETS:

                                                             DECEMBER 31,
                                                       ----------------------
                                                         1998          1997
                                                       --------      --------
ASSETS:
Cash                                                   $    360      $    616
Investment in Subsidiaries                               54,389        49,025
Fixed Assets - net                                          166            58
Federal Tax Benefits Due                                    827           679
Deferred Tax Asset                                        3,117         2,995
Other assets                                                199           112
                                                       --------      --------
      Total Assets                                     $ 59,058      $ 53,485
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Notes Payable                                          $  6,187      $  2,300
Accrued Interest Payable and Other Liabilities              240            87
                                                       --------      --------
      Total Liabilities                                   6,427         2,387
                                                       --------      --------
Common Stock                                                  5             5
Surplus - Common Stock                                   28,629        25,742
Retained Earnings                                        28,683        23,395
Accumulated Other Comprehensive Income                    3,395         1,956
Treasury Stock, at cost (463,675 shares in 1998)         (8,081)           --
                                                       --------      --------
      Total Stockholders' Equity                         52,631        51,098
                                                       --------      --------
                                                       $ 59,058      $ 53,485
                                                       ========      ========

STATEMENTS OF OPERATIONS:

                                                    YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                  1998       1997       1996
                                                 ------     ------     ------
INCOME:
   Dividends from Subsidiaries                   $2,300     $1,535     $2,697
   Undistributed Earnings of Subsidiaries         3,924      4,245      1,543
   Other Income                                     412         40        352
   Net Realized Gains on Sales of Securities         --         --         11
   Gain on Sale of Other Real Estate Owned           --         --         17
   Interest Income                                   --         --         61
                                                 ------     ------     ------
                                                  6,636      5,820      4,681
                                                 ------     ------     ------
EXPENSES:
   Salaries and Employee Benefits                   690        498        404
   Occupancy and Equipment Expenses                 141         91        217
   Interest Expense                                 202        275         47
   Other Operating Expenses                         487        325        298
                                                 ------     ------     ------
                                                  1,520      1,189        966
                                                 ------     ------     ------
   INCOME BEFORE FEDERAL INCOME TAX BENEFIT       5,116      4,631      3,715
   Federal Income Tax Benefit                       172        233         46
                                                 ------     ------     ------
   NET INCOME                                    $5,288     $4,864     $3,761
                                                 ======     ======     ======

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    NATIONAL BANCSHARES CORPORATION OF TEXAS
                              (PARENT COMPANY ONLY)
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                        1998        1997         1996
                                                                      -------      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $ 5,288      $ 4,864      $ 3,761
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Equity in earnings of subsidiaries                                (6,224)      (5,780)      (4,240)
     Dividends received                                                 2,300        1,535        2,697
     Depreciation and amortization                                         28           16          109
     Tax benefit realized from utilization of deferred tax assets       2,873        2,611        1,949
     Net realized gains on securities available for sale                   --           --          (11)
     Gain on sale of other real estate owned and other assets              --           --          (17)
     Increase in accrued interest receivable and other assets            (357)           3         (307)
     Increase in accrued interest payable and other liabilities           153         (255)          99
                                                                      -------      -------      -------
         Net cash provided by operating activities                      4,061        2,994        4,040
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net decrease in interest bearing accounts                             --           32          283
     Purchases of securities available for sale                            --           --       (3,657)
     Proceeds from sales of securities available for sale                  --           --        1,042
     Proceeds from maturities of securities available for sale             --           --           74
     Capital expenditures                                                (136)         (38)        (188)
     Proceeds from sale of other real estate owned                         --           --          266
     Contribution to subsidiary                                            --       (2,500)          --
     Net payments for acquisitions                                         --           --       (1,209)
                                                                      -------      -------      -------
         Net cash used in investing activities                           (136)      (2,506)      (3,389)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from advances on debt                                     6,386        5,500          140
     Principal payments on other debt                                  (2,500)      (6,839)        (140)
     Exercise of common stock options                                      14           --            8
     Purchase of treasury stock                                        (8,081)          --           --
                                                                      -------      -------      -------
         Net cash (used in) provided by financing activities           (4,181)      (1,339)           8

Net (decrease) increase in cash and due from banks                       (256)        (851)         659
Cash and due from banks at beginning of year                              616        1,467          808
                                                                      -------      -------      -------
Cash and due from banks at end of year                                    360      $   616      $ 1,467
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

FRANK D. BARROW, age 54, has been Chairman of the Board and President of NBC-Rockdale since 1986.

MARIO J. GONZALEZ, age 35, has been President and Chief Executive Officer of NBC-Laredo since March 1998. Formerly, Mr. Gonzalez was Executive Vice President of NBC-Laredo from April 1993 to March 1998. In addition, Mr. Gonzalez was a National Bank Examiner with the OCC, from October 1986 until April 1993.

WILLIAM D. HALES, age 52, has been President of NBC-Luling since March 1988.

R. SAMUEL JUVE, age 46, has been President of NBC-Eagle Pass since January 1997. Formerly, Mr. Juve has been Executive Vice President of NBC-Eagle Pass, since April 1993 and Senior Vice President of NBC-Eagle Pass from February 1990 until March 1993.

DWAYNE J. KOLLY, age 46, has been Executive Vice President, Chief Operations Officer and Information Services Coordinator of NBC-Laredo since March 1998. Formerly, Mr. Kolly was Senior Vice President Information Services Coordinator and Cashier for NBC-Laredo from October 1993 to March 1998. In addition, Mr. Kolly was Vice President and Cashier of First National Bank, Uvalde, Texas, from 1986 to 1993.

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

                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

a.   EXHIBITS

     EXHIBIT
     NUMBER     DESCRIPTION OF DOCUMENT
     -------    -----------------------
       2.1      Third Amended Joint Plan of Reorganization, as approved by U.S. Bankruptcy Court,
                effective May 26, 1992 .......................................................................   *

       3.1      Restated Articles of Incorporation and Statement of Relative Rights and Preferences
                of Preferred Stock, filed December 29, 1994  .................................................  **

       3.2      Bylaws of the Company ........................................................................   *

       10.1     Employment Agreement between the Company and Jay H. Lustig, dated October 1, 1992 ............   *

       10.2     Employment Agreement between the Company
                and Marvin E. Melson dated July 26, 1994 .....................................................  **

       10.3     1994 Non-Qualified Stock Option Plan, adopted March 30, 1994 .................................   *

       10.7     Office Lease for 100 Wilshire Boulevard, Santa Monica, CA ....................................  **

       10.8     Sublease for 100 Wilshire Boulevard .......................................................... ***

       10.9     Form of Stock Subscription Agreement for 1994 Private Placement .............................. ***

       10.10    1995 Stock Option Plan ....................................................................... ***

       10.11    Form of Outside Director's Stock Option Agreement for 1995 Stock Option Plan ................. ***

       10.12    Form of Non-Qualified Stock Option Agreement for 1995 Stock Option Plan ...................... ***

       11.1     Computation of Earnings Per Share ............................................................

       21.1     Subsidiaries of the Company ..................................................................   *

       27       Restated Financial Data Schedule .............................................................

       99.1     First Amended Disclosure Statement with Respect to the Second Amended
                Joint Plan of Reorganization .................................................................  **

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, National Bancshares Corporation of Texas has duly caused this report to be signed on its behalf by the undersigned, this 23rd day of April, 1999, thereunto duly authorized.

                    NATIONAL BANCSHARES CORPORATION OF TEXAS


                    By:  /s/ Anne R. Renfroe
                         ----------------------------------
                         Anne R. Renfroe
                         Chief Financial Officer and Chief Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         SIGNATURE                   TITLE                          DATE
/s/ Jay H. Lustig              Chairman of the Board            April 23, 1999
-------------------------
Jay H. Lustig


/s/ Marvin E. Melson           Director, President              April 23, 1999
-------------------------      Chief Executive Officer
Marvin E. Melson


 /s/ H. Gary Blankenship       Director                         April 23, 1999
-------------------------
H. Gary Blankenship


/s/ John W. Lettunich          Director                         April 23, 1999
-------------------------
John W. Lettunich


/s/ Charles T. Meeks           Director                         April 23, 1999
-------------------------
Charles T. Meeks

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

         10.11    Form of Outside Director's Stock Option Agreement for 1995 Stock Option Plan ............***

         10.12    Form of Non-Qualified Stock Option Agreement for 1995 Stock Option Plan .................***

         11.1     Computation of Earnings Per Share .......................................................

         21.1     Subsidiaries of the Company .............................................................*

         27       Restated Financial Data Schedule ........................................................

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