Form 10-Q
period 1999-03-31
NATIONAL BANCSHARES CORP OF TEXAS
filed 1999-05-17
CIK 69834

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q


          [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

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

                                 (210) 403-4200
              (Registrant's telephone number, including area code)

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



   State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,167,559 shares of Common Stock, $.001 par value, outstanding as of May 10, 1999.


================================================================================

       Part I.   Financial Information
       Item 1.  Financial Statements

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)


                                                      ASSETS
                                                                                    MARCH 31,        DECEMBER 31,
                                                                                      1999              1998
                                                                                    ---------         ---------

 Cash and due from banks                                                            $  18,073         $  16,473
 Interest-bearing accounts                                                              2,281             2,343
 Federal funds sold                                                                    22,008            37,195
 Investment securities available for sale                                             216,688           142,558
 Investment securities held to maturity                                                26,894            89,923
 Loans, net of discounts                                                              203,475           192,219
 Allowance for possible loan losses                                                    (2,791)           (2,670)
 Bank premises and equipment, net                                                      18,957            17,793
 Goodwill                                                                               8,710             8,804
 Other assets                                                                           8,007             7,440
                                                                                    ---------         ---------
         Total Assets                                                               $ 522,302         $ 512,078
                                                                                    =========         =========


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
     Demand deposits - non-interest bearing                                         $  72,527         $  67,160
     Interest-bearing transaction accounts (NOW)                                       63,062            65,847
     Savings and money market accounts                                                 99,863            95,622
     Certificates and time deposits under $100,000                                    136,860           136,996
     Certificates and time deposits $100,000 and over                                  84,080            82,031
                                                                                    ---------         ---------
         Total Deposits                                                               456,392           447,656
                                                                                    ---------         ---------
 Accrued interest payable and other liabilities                                         2,231             2,073
 Other borrowings                                                                       8,812             8,459
 Long term notes payable                                                                2,630             1,684
                                                                                    ---------         ---------
         Total Liabilities                                                            470,065           459,872
 Stockholders' Equity:
     Common Stock, $.001 par value, 100,000,000 shares authorized, 4,661,234 issued and 4,167,559 outstanding at March 31, 1999 and
       4,661,234 issued and 4,197,559 outstanding at December 31, 1998                      5                 5
     Additional paid-in-capital                                                        29,252            28,629
    Retained earnings                                                                  29,520            28,683
     Accumulated other comprehensive income                                             2,476             3,395
     Treasury Stock, at cost (31,000 shares in 1999, 463,675 in 1998)                  (9,016)           (8,506)
                                                                                    ---------         ---------
         Total Stockholders' Equity                                                    52,237            52,206
                                                                                    ---------         ---------
         Total Liabilities and Stockholders' Equity                                 $ 522,302         $ 512,078
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

                                                                        THREE MONTHS ENDED
                                                                     ------------------------
                                                                     MARCH 31,       MARCH 31,
                                                                       1999            1998
                                                                     --------        --------

        INTEREST INCOME:
           Interest and Fees on Loans                                $  4,488        $  3,722
           Interest on Investment Securities                            3,541           3,830
           Interest on Federal Funds Sold                                 380             360
           Interest on Deposits in Banks                                   30               4
                                                                     --------        --------
                TOTAL INTEREST INCOME                                   8,439           7,916

        INTEREST EXPENSE:
           Interest on Deposits                                         3,571           3,547
           Interest on Debt                                               192              67
                                                                     --------        --------
                TOTAL INTEREST EXPENSE                                  3,763           3,614

        NET INTEREST INCOME                                             4,676           4,302
           Less: Provision for Possible Loan Losses                       123              20
                                                                     --------        --------
        NET INTEREST INCOME AFTER PROVISION FOR
           POSSIBLE LOAN LOSSES                                         4,553           4,282

        NON-INTEREST INCOME:
           Service Charges and Fees                                       792             794
           Net Trading Account Profit (Loss)                               --           1,313
           Net realized Gains (Losses) on Sales of Securities              29             526
           Net Gains on Sales of Other Real Estate and Assets              26              --
           Miscellaneous Income                                           287              73
                                                                     --------        --------
                TOTAL NON-INTEREST INCOME                               1,134           2,706

        NON-INTEREST EXPENSE:
           Salaries and Employee Benefits                               2,223           1,832
           Occupancy and Equipment Expenses                               720             570
           Goodwill Amortization                                           94              94
           Other Expenses                                               1,157           1,171
                                                                     --------        --------
                TOTAL NON-INTEREST EXPENSE                              4,194           3,667

        INCOME BEFORE FEDERAL INCOME TAXES                              1,493           3,321
        Federal Income Tax Expense                                        656           1,215
                                                                     --------        --------
        NET INCOME                                                   $    837        $  2,106
                                                                     ========        ========

        BASIC EARNINGS PER SHARE                                     $   0.20        $   0.45
                                                                     ========        ========

        DILUTED EARNINGS PER SHARE                                   $   0.20        $   0.44
                                                                     ========        ========

See Notes to Consolidated Financial Statements.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                                            ACCUMULATED
                                                          COMMON STOCK                                          OTHER
                                                       -------------------                                  COMPREHENSIVE
                                                       NUMBER OF             PAID-IN-   RETAINED   TREASURY    INCOME,
                                                        SHARES      PAR      CAPITAL    EARNINGS    STOCK     NET OF TAX    TOTAL
                                                       --------   --------   --------   --------   --------   ----------   --------

         BALANCE AT JANUARY 1, 1998                       4,659   $      5   $ 25,742   $ 23,395   $     --     $  1,956   $ 51,098
         Net Income                                          --         --         --      5,288         --           --      5,288
         Unrealized gain on securities AFS,
              net of tax and reclassification
              adjustment                                     --         --         --         --         --        1,439      1,439
                                                                                                                           --------
         Total Comprehensive Income                                                                                           6,727
                                                                                                                           --------
         Reduction of Deferred tax valuation allowance       --         --      2,873         --         --           --      2,873
         Exercise of Common Stock Options                     2         --         14         --         --           --         14
         Treasury stock purchased                          (464)        --         --         --     (8,506)          --     (8,506)
                                                       --------   --------   --------   --------   --------     --------   --------
         BALANCE AT DECEMBER 31, 1998                     4,197          5     28,629     28,683     (8,506)       3,395     52,206
         Net Income                                          --         --         --        837         --           --        837
         Unrealized loss on securities AFS,
              net of tax and reclassification
              adjustment                                     --         --         --         --         --         (919)      (919)
                                                                                                                           --------
         Total Comprehensive Income (Loss)                                                                                      (82)
                                                                                                                           --------
         Reduction of Deferred tax valuation allowance       --         --        617         --         --           --        617
         Exercise of Common Stock Options                     1         --          6         --         --           --          6
         Treasury stock purchased                           (31)        --         --         --       (510)          --       (510)
                                                       --------   --------   --------   --------   --------     --------   --------
         BALANCE AT MARCH 31, 1999                        4,167   $      5   $ 29,252   $ 29,520   $ (9,016)    $  2,476   $ 52,237
                                                       ========   ========   ========   ========   ========     ========   ========


         Disclosure of reclassification amount:

         Unrealized loss on securities AFS arising during period                                                           $   (938)

         Reclassification adjustment for gains included in income, net of tax of $10                                             19
                                                                                                                           --------
         Net unrealized loss on securities AFS, net of tax                                                                 $   (919)
                                                                                                                           ========

See Notes to Consolidated Financial Statements.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        ---------------------------
                                                                                          1999               1998
                                                                                        ---------         ---------

        CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                      $     837         $   2,106
        Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                                    505               451
             Tax benefit realized from utilization of deferred tax assets                     617             1,215
             Provision to allowance for possible loan losses                                  123                20
             Net realized gains on securities available for sale                              (29)             (526)
             Net increase in trading account                                                   --            (2,212)
             Write-down of other real estate owned                                             20                --
             Gain on sale of other real estate owned and other assets                         (23)               --
             (Increase) decrease in accrued interest receivable and other assets             (211)              167
             Increase in accrued interest payable and other liabilities                       159               225
                                                                                        ---------         ---------
                 Net cash provided by operating activities                                  1,998             1,446
        CASH FLOWS FROM INVESTING ACTIVITIES:
             Net decrease in federal funds sold                                            15,187             8,456
             Net (increase) decrease in interest-bearing accounts                              62               (17)
             Net increase in loans                                                        (11,257)          (13,155)
             Purchases of securities available for sale                                   (19,286)          (10,862)
             Proceeds from sales of securities available for sale                           1,119             5,214
             Proceeds from maturities of securities available for sale                      2,501             2,767
             Purchases of securities held to maturity                                          --            (5,058)
             Proceeds from maturities of securities held to maturity                        3,120             5,115
             Capital expenditures                                                          (1,495)           (1,846)
             Proceeds from sale of other real estate owned                                    121                --
                                                                                        ---------         ---------
                 Net cash used in investing activities                                     (9,928)           (9,386)
        CASH FLOWS FROM FINANCING ACTIVITIES:
             Net increase (decrease) in demand deposits, NOW accounts,
                 savings and money-market accounts                                          6,823            (4,147)
             Net increase in certificates of deposit and time deposits                      1,913             5,963
             Proceeds from advances on other borrowings and long term debt                  1,953                --
             Principal payments on other borrowings and long term debt                       (655)           (1,003)
             Proceeds from obligations under short position                                    --             2,078
             Purchase of treasury stock                                                      (510)             (134)
             Proceeds from exercise of common stock options                                     6                14
                                                                                        ---------         ---------
                 Net cash provided by financing activities                                  9,530             2,771

        Net increase (decrease) in cash and due from banks                                  1,600            (5,169)
        Cash and due from banks at beginning of period                                     16,473            27,278
                                                                                        ---------         ---------
        Cash and due from banks at end of period                                        $  18,073         $  22,109
                                                                                        =========         =========

        SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION
             Interest                                                                   $   3,818         $   3,602
             Income taxes                                                                     112                --
        Non-cash items:
             Loans originated to facilitate the sale of foreclosed assets                      89                10
             Loan foreclosures                                                                 --                40

See Notes to Consolidated Financial Statements.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Bancshares Corporation of Texas and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the parent company and all subsidiaries, and all significant intercompany balances and transactions have been eliminated. Certain items in prior year's financial statements have been reclassified in conformity with the current year's presentation. The consolidated financial statements are unaudited, but include all adjustments (consisting primarily of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results of the periods presented. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be reported for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K/A for the year ended December 31, 1998.


NOTE 2 - SUBSIDIARIES

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NBT Securities Holdings, Inc. and NBT of Delaware, Inc. It also includes the accounts of NBT Securities Holdings, Inc.'s wholly-owned subsidiary, NBC Financial, Inc. and the accounts of NBT of Delaware, Inc.'s wholly-owned subsidiaries (i) NBC Bank, N.A., Eagle Pass, Texas; (ii) NBC Bank - Laredo, N.A., Laredo, Texas; (iii) NBC Bank, Rockdale, Texas; (iv) NBC Bank - Central, N.A., Luling, Texas; and(v) NBC Holdings - Texas, Inc., San Antonio, Texas.


NOTE 3 - INVESTMENT SECURITIES

The following tables present the amortized cost and approximate fair value of the investment securities portfolio as of March 31, 1999 and December 31, 1998 (Dollars in thousands):

                                                                                        MARCH 31, 1999
                                                               ----------------------------------------------------------------
                                                                                  GROSS            GROSS
                                                               AMORTIZED        UNREALIZED       UNREALIZED         APPROXIMATE
                                                                 COST             GAINS            LOSSES           FAIR VALUE
                                                               ---------        ----------       ----------         -----------

SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury securities                                     $ 183,396        $   5,658         $     (12)        $ 189,042
  U.S. Government agency and mortgage-backed securities           20,651              146               (66)           20,731
  Other securities including Federal Reserve Bank stock            8,889               --            (1,974)            6,915
                                                               ---------        ---------         ---------         ---------
   Total                                                       $ 212,936        $   5,804         $  (2,052)        $ 216,688
                                                               =========        =========         =========         =========

SECURITIES HELD TO MATURITY:
  U.S. Treasury securities                                     $  24,977        $     864         $      --         $  25,841
  U.S. Government agency and mortgage-backed securities            1,852                8                (1)            1,859
  Foreign debt securities                                             63                1                (3)               63
                                                               ---------        ---------         ---------         ---------
   Total                                                       $  26,894        $     873         $      (4)        $  27,763
                                                               =========        =========         =========         =========

                                                                                    DECEMBER 31, 1998
                                                                    --------------------------------------------------
                                                                                  GROSS        GROSS
                                                                    AMORTIZED  UNREALIZED    UNREALIZED    APPROXIMATE
                                                                      COST        GAINS        LOSSES      FAIR VALUE
                                                                    ---------  ----------    ----------    -----------

        SECURITIES AVAILABLE FOR SALE:
          U.S. Treasury securities                                  $127,081     $  7,038     $     --      $134,119
          U.S. Government agency and mortgage-backed securities        1,977           24           --         2,001
          Other securities including Federal Reserve Bank stock        8,354            0       (1,916)        6,438
                                                                    --------     --------     --------      --------
           Total                                                    $137,412     $  7,062     $ (1,916)     $142,558
                                                                    ========     ========     ========      ========

        SECURITIES HELD TO MATURITY:
          U.S. Treasury securities                                  $ 87,885     $  4,464     $     --      $ 92,349
          U.S. Government agency and mortgage-backed securities        1,973           13           --         1,986
          Foreign debt securities                                         65            2           (3)           64
                                                                    --------     --------     --------      --------
           Total                                                    $ 89,923     $  4,479     $     (3)     $ 94,399
                                                                    ========     ========     ========      ========


Unrealized gains and losses on investment securities held at March 31, 1999 and December 31, 1998 have been judged to be temporary market fluctuations with no material financial impact on the Company.

During the period ended March 31, 1999, the Company transferred securities with a fair value of $59,873,000 from the held to maturity category into the available for sale category.

The following table shows the maturity schedule of the Company's investment portfolio as of March 31, 1999 (Dollars in thousands):

                                                           MARCH 31, 1999
                                         --------------------------------------------------
                                           AVAILABLE FOR SALE          HELD TO MATURITY
                                         ------------------------   -----------------------
                                         AMORTIZED    APPROXIMATE   AMORTIZED   APPROXIMATE
                                           COST       FAIR VALUE      COST      FAIR VALUE
                                         ---------    -----------   ---------   -----------
        Due in one year or less           $ 28,058     $ 28,298     $  1,005     $  1,009
        Due in one year to five years      112,202      114,923       14,024       14,358
        Due from five to ten years          63,357       66,113       10,013       10,538
        Due after ten years                    349          352        1,852        1,858
                                          --------     --------     --------     --------
            Total                         $203,966     $209,686     $ 26,894     $ 27,763
        Equity Securities                    8,263        6,289           --           --
        Mortgage backed securities             367          373           --           --
        Federal Reserve Bank Stock             340          340           --           --
                                          --------     --------     --------     --------
            Total                         $212,936     $216,688     $ 26,894     $ 27,763
                                          ========     ========     ========     ========


The carrying value of investment securities pledged to secure public funds amounted to approximately $48,355,000 at March 31, 1999 and $55,824,000 at December 31, 1998.

NOTE 4 - LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

An analysis of the allowance for possible loan losses for the three months ended March 31, 1999 and 1998 is presented below:

                                               THREE MONTHS ENDED
                                             -----------------------
                                             MARCH 31,     MARCH 31,
                                               1999          1998
                                             ---------     ---------
                                              (Dollars in Thousands)

 Balance at beginning of period               $ 2,670      $ 2,458
     Provisions for possible loan losses          123           20
     Losses charged to the allowance              (31)         (77)
     Recoveries credited to the allowance          29          111
                                              -------      -------
        Net (charge-offs) recoveries               (2)          34
                                              -------      -------
 Balance at end of period                     $ 2,791      $ 2,512
                                              =======      =======


Impaired Loans

A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. At March 31, 1999 and 1998, the Banks have impaired loans of $1,072,000 and $1,216,000, respectively. The allowance for loan losses related to those loans was $113,000 and $242,000, respectively. The average recorded investment in impaired loans during the three months ended March 31, 1999 and 1998, were $665,000 and $1,274,000, respectively. Interest income of approximately $15,000 and $19,000 on impaired loans was recognized for cash payments received during the three months ended March 31, 1999 and 1998, respectively.

NOTE 5 - OTHER BORROWINGS AND NOTES PAYABLE

On March 31, 1999, a subsidiary bank holding company maintained a margin account which is secured by investment securities. The interest rate is variable (6.125% at March 31, 1999).

On October 2, 1998, the Company executed a $7.5 million revolving line of credit with The Independent Bankers Bank in Dallas. The note bears a variable interest rate at New York prime (7.75% at March 31, 1999). Interest only payments are due quarterly beginning January 2, 1999 with the balance of unpaid principal plus accrued interest due at maturity. The note matures on October 2, 1999. The note is collateralized by the common stock of NBT of Delaware, Inc. and the stock of the subsidiary banks.

In May 1994, July 1995, September 1998, December 1998, and January 1999 a subsidiary Bank borrowed $200,000, $175,000, $100,000, $1,250,000, and
$1,000,000 respectively, from the Federal Home Loan Bank of Dallas. The notes bear interest rates of 7.49%, 6.393%, 5.15%, 5.126% and 5.216% respectively. The maturity dates of the notes are June 1999, August 2015, October 2018, January 2004, and February 2004, respectively. Principal and interest payments are due monthly in the approximate amount of $46,381 per month in the aggregate with the remaining balances due at maturity.

NOTE 6 - INCOME TAX EXPENSE

The provision for Federal income tax expense is less than that computed by applying the federal statutory rate of 34% as indicated in the following analysis:

                                   THREE MONTHS ENDED
                                 -----------------------
                                 MARCH 31,     MARCH 31,
                                   1999          1998
                                 --------      --------
                                 (Dollars in Thousands)

 Tax based on statutory rate     $    508      $  1,129
 Effect of tax-exempt income           (5)           (5)
 Alternative minimum tax               30            66
 Goodwill                               7             7
 Other, net                           116            18
                                 --------      --------
 Federal income tax expense      $    656      $  1,215
                                 ========      ========


For federal income tax purposes, the Company had approximately $95 million in net operating loss carryforwards as of March 31, 1999 which will be available to reduce income tax liabilities in future years. The preconfirmation net operating loss carryforwards arose from the Company's emergence from a reorganization under Chapter 11 of the United States Bankruptcy Code in May 1992. If unused, approximately $91 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

Pursuant to SFAS No. 109, the Company had available certain deductible temporary differences and net operating loss carryforwards for use in future tax reporting periods, which created deferred tax assets. SFAS No. 109, requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the three months ended March 31, 1999 and 1998, the deferred tax asset valuation allowance was reduced by $617,000 and $1,155,000, respectively, to adjust the recorded net deferred tax asset to an amount considered more likely than not to be realized. The deferred tax asset net of the valuation allowance and recorded on the books of the Company was $900,000 at March 31, 1999. Realization of this asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Realization could also be affected by a significant ownership change of the Company over a period of three years as set forth in the Internal Revenue Code. Although realization of the net deferred tax asset is not assured because of these uncertainties, management believes it is more likely than not that a significant portion of the recorded deferred tax asset will be realized.

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

NOTE 8 - STOCK REPURCHASE PLAN

On May 15, 1997, the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 500,000 shares of the Company's common stock through the open market based on market conditions. In the first three months of 1999, 31,000 shares and in 1998, 463,675 shares were purchased by the Company through the open market at an average cost of $16.45 per share and $18.35, respectively.

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



RESULTS OF OPERATIONS

   Net income for the three months ended March 31, 1999 was $837,000 or $.20 per share compared with $2.1 million or $.45 per share for the three months ended March 31, 1999. The first quarter of 1999 and 1998 included non-recurring net investment gains in the amount of $19,000 and $1.2 million, respectively, net of tax. With the exclusion of the non-recurring items, net income for the first quarter of 1999 and 1998 was $818,000, or $.19 per share and $892,000 or $.19 per share, respectively. Net interest income for the three months ended March 31, 1999 increased $374,000 over the same period of 1998 which is due primarily to internal growth in the loan portfolio. Non-interest expenses were up $528,000, or 14%, for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This was primarily due to the opening of a new branch in San Antonio in the first quarter of 1999. Non-interest income increased $212,000 or 24.5% for the three months ended March 31, 1999, excluding the non-recurring items. For the three months ended March 31, 1999, the Company's return on average assets was .65%, or .61% adjusted for the non-recurring items. The return on average assets for the three months ended March 31, 1998 was 1.80% or .75% after deducting the non-recurring investments gain.


NET INTEREST INCOME

   Net interest income constitutes the principal source of income for the Banks and represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The increase of $374,000 or 8.7% in net interest income for the three months ended March 31, 1999 compared to the same period in 1998 was due to internal loan growth. Average loans increased $55 million or 38% over the first quarter of 1998. Interest income increased $523,000 or 6.6% over the same period in 1998 due to internal loan growth. Interest expense increased $149,000 or 4.1% over the same period in 1998 due to the $125,000 increase in interest expense on other debt. The net interest margin for the three months ended March 31, 1999 was 4.18% compared to 4.17% as of March 31, 1998. The net interest margin is the net return on earning assets which is computed by dividing taxable equivalent net interest income by average total earning assets.

   The net interest spread increased five basis points to 3.65% at March 31, 1999 from 3.60% at March 31, 1998. The increase in the net interest spread is primarily due to the decrease in rates being paid on deposits.

                       INTEREST EARNED/INCURRED AND RATES
                             (Dollars in thousands)

                                                                   FOR THE THREE MONTHS ENDED     FOR THE THREE MONTHS ENDED
                                                                        MARCH 31, 1999                  MARCH 31, 1998
                                                                 ------------------------------  -----------------------------
                                                                             INTEREST                      INTEREST
                                                                 AVERAGE     INCOME/  AVERAGE    AVERAGE    INCOME/  AVERAGE
                                                                 BALANCE     EXPENSE YIELD/RATE  BALANCE    EXPENSE YIELD/RATE
                                                                 -------      -----     -----    -------     -----     -----

       INTEREST-EARNING ASSETS:
         Interest-bearing accounts                                 2,326         30      5.23%       254         4      6.68%
         Federal funds sold                                       27,784        380      5.55%    25,986       360      5.55%
         Investment securities (F):
           US Treasuries                                         211,975      3,292      6.30%   240,593     3,750      6.25%
           US Government agencies                                 12,608        180      5.79%     4,106        71      6.89%
           Other                                                   1,592         69     17.58%       569         9      6.59%
                                                                 -------      -----     -----    -------     -----     -----
               Total investment securities                       226,175      3,541      6.35%   245,268     3,830      6.26%
         Loans, net of discounts (A)                             197,559      4,491      9.22%   142,667     3,726     10.48%
                                                                 -------      -----     -----    -------     -----     -----
               Total interest-earning assets                     453,844      8,442      7.54%   414,175     7,920      7.67%

       NON-INTEREST BEARING ASSETS:
         Cash and due from banks                                  18,490                          19,785
         Allowance for possible loan losses                       (2,717)                         (2,503)
         Other assets                                             44,987                          37,257
                                                                 -------                         -------
               Total assets                                      514,604                         468,714
                                                                 =======                         =======

       INTEREST-BEARING LIABILITIES:
         Interest bearing transaction accounts                    64,878        391      2.44%    63,079       416      2.64%
         Savings, money market and certificates of deposit       315,596      3,180      4.09%   289,689     3,131      4.34%
         Other debt                                               11,501        192      6.77%     3,278        68      8.20%
                                                                 -------      -----     -----    -------     -----     -----
               Total interest-bearing liabilities                391,975      3,763      3.89%   356,046     3,615      4.07%
       Non-interest bearing liabilities:
         Demand deposits                                          69,734                          59,051
         Other liabilities                                         3,056                           2,892
                                                                 -------                         -------
             Total liabilities                                   464,765                         417,989
       STOCKHOLDERS' EQUITY (F)                                   49,839                          50,725
                                                                 -------                         -------
             Total liabilities and stockholders' equity          514,604                         468,714
                                                                 =======                         =======

       Taxable equivalent net interest income                                 4,679                          4,305
       Less:  taxable equivalent adjustment                                       3                              4
                                                                              -----                          -----
       Net interest income                                                    4,676                          4,301
                                                                              =====                          =====
       Net interest spread (B)                                                           3.65%                          3.60%
                                                                                        =====                          =====
       Net interest margin (C)                                                           4.18%                          4.17%
                                                                                        =====                          =====
       SELECTED OPERATING RATIOS:
         Return on assets (D)                                                            0.65%                          1.80%
                                                                                        =====                          =====
         Return on equity (E)                                                            6.81%                         16.65%
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

   The following table analyzes the increase in taxable-equivalent net interest income stemming from changes in interest rates and from asset and liability volume, including mix, for the three months ended March 31, 1999 and 1998. Non-accruing loans have been included in assets for calculating this table, thereby reducing the yield on loans. The changes in interest due to both rate and volume in the table below have been allocated to volume or rate change on a pro-rata basis.

         ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME

                                                             MARCH 31, 1999 VS. MARCH 31, 1998
                                                             ----------------------------------
                                                                            Due to Changes in
                                                              Increase     --------------------
                                                             (Decrease)     Rates       Volume
                                                             ----------    -------      -------
                                                                   (Dollars in Thousands)

        TAXABLE-EQUIVALENT INTEREST INCOME:
             Interest-bearing accounts                        $    26      $    (8)     $    34
             Federal funds sold                                    20           --           20
             Investment securities                               (289)          49         (328)
             Loans, net of discounts                              765         (620)       1,385
                                                              -------      -------      -------
                 Total taxable-equivalent interest income     $   522      $  (579)     $ 1,101
        INTEREST EXPENSE:
             Interest-bearing deposits                             24         (227)         251
             Other debt                                           124          (41)         165
                                                              -------      -------      -------
                 Total interest expense                           148         (268)         416
                                                              -------      -------      -------

        TAXABLE-EQUIVALENT NET INTEREST INCOME                $   374      $  (311)     $   685
                                                              =======      =======      =======


   Taxable-equivalent net interest income for the three months ended March 31, 1999 increased $374,000 or 8.7% over the same period in 1998. The increase is reflected in the increase in the volume of earning assets and in the increase in the volume of interest bearing liabilities.

INTEREST RATE SENSITIVITY

   Management seeks to maintain consistent growth of net interest income through periods of changing interest rates by avoiding fluctuating net interest margins. Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to repricing characteristics of interest earning assets and liabilities.

   The following table indicates the Company's interest rate sensitivity position at March 31, 1999:

                 INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES
                             (Dollars in thousands)

                                                                                                             NON-RATE
                                                                  RATE SENSITIVE                             SENSITIVE
                                            ----------------------------------------------------------       ---------
                                            IMMEDIATELY       WITHIN          WITHIN                           OVER
                                             0-30 DAYS        90 DAYS        ONE YEAR          TOTAL         ONE YEAR       TOTAL
                                            ----------       ---------       ---------       ---------       ---------    ---------

            Loans, net of discounts          $  62,740       $  10,995       $  23,723       $  97,458       $106,017     $ 203,475
            Investment securities                6,010           3,519          18,769          28,298        215,284       243,582
            Federal funds sold                  22,008              --              --          22,008             --        22,008
            Interest-bearing accounts              199             100           1,163           1,462            819         2,281
                                             ---------       ---------       ---------       ---------       --------     ---------
                  Total earning assets       $  90,957       $  14,614       $  43,655       $ 149,226       $322,120     $ 471,346
                                             =========       =========       =========       =========       ========     =========

        Interest-bearing liabilities:
            Interest-bearing transaction,
              savings and money market       $ 162,925              --              --       $ 162,925             --     $ 162,925
            Certificates and time deposits      41,038          49,769         119,774         210,581         10,359       220,940
            Debt                                 8,846             269             309           9,424          2,018        11,442
                                             ---------       ---------       ---------       ---------       --------     ---------

                  Total interest-bearing
                     liabilities             $ 212,809       $  50,038       $ 120,083       $ 382,930       $ 12,377     $ 395,307
                                             =========       =========       =========       =========       ========     =========

        Interest sensitivity gap             $(121,852)      $ (35,424)      $ (76,428)      $(233,704)
                                             =========       =========       =========       =========

        Cumulative gap                       $(121,852)      $(157,276)      $(233,704)      $(233,704)
                                             =========       =========       =========       =========

        Ratio of earning assets to
            interest-bearing liabilities          42.7%           29.2%           36.4%           39.0%


   The interest rate sensitivity table reflects a cumulative liability sensitive position during the one-year period shown. Generally, this indicates that the liabilities reprice more quickly than the assets in a given period, and that a decline in market rates will benefit net interest income. An increase in market rates would have the opposite effect.

NON-INTEREST INCOME

   The major components of non-interest income are service charges and fees earned on deposit accounts. The following table summarizes changes in non-interest income for the three months March 31, 1999 and 1998:

                              NON-INTEREST INCOME
                             (Dollars in thousands)

                                                                  THREE MONTHS ENDED              1999/1998
                                                            ------------------------------- ----------------------
                                                            MARCH 31, 1999   MARCH 31, 1998 $ CHANGE      % CHANGE
                                                            --------------   -------------- --------      --------
       Service charges and fees                                $     792        $    794     $   (2)         -0.3%
       Net realized gains on sales of securities                      29           1,313     (1,284)        -97.8%
       Net trading profits                                             -             526       (526)       -100.0%
       Net gains on sales of other real estate owned                  26               -         26         100.0%
       Miscellaneous income                                          287              73        214         293.2%
                                                              ----------       ---------    -------        ------
          Total non-interest income                           $    1,134       $   2,706    $(1,572)        -58.1%
                                                              ==========       =========    =======        ======


   The $1.6 million or 58.1% decrease in non-interest income for the three months ended March 31, 1999 is due primarily to the $1.8 million decrease in net securities gains and trading account profits over the three months ended March 31, 1998. Excluding the nonrecurring gains on sales of securities and other real estate owned, non-interest income increased $212,000 or 24.5% over the three months ended, March 31, 1998.

NON-INTEREST EXPENSE

   Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense. The following table summarizes the changes in non-interest expense for the three months ended March 31, 1999 and 1998:

                              NON-INTEREST EXPENSE
                             (Dollars in thousands)

                                                                 THREE MONTHS ENDED                1999/1998
                                                              -------------------------      ----------------------
                                                               MARCH 31,      MARCH 31,
                                                                 1999           1998         $ CHANGE      % CHANGE
                                                              ----------      ---------      --------      --------
       Salaries and employee benefits                         $    2,223      $   1,832       $  391          21.3%
       Occupancy and equipment expenses                              720            570          150          26.3%
       Data processing fees                                           83             70           13          18.6%
       FDIC insurance                                                 13             12            1           8.3%
       Insurance                                                      35             26            9          34.6%

       Office supplies                                               181            164           17          10.4%

       Postage and courier                                           134            134            0           0.0%

       Professional fees                                             200            198            2           1.0%

       Goodwill amortization                                          94             94            0           0.0%

       Miscellaneous other expenses                                  511            567          (56)         -9.5%
                                                              ----------      ---------       ------          ----
          Total non-interest expense                          $    4,194      $   3,667       $  527          14.4%
                                                              ==========      =========       ======          ====


   Total non-interest expense for the three months ended March 31, 1999 increased $527,000 or 14.4% over 1998. Salaries and benefits rose $391,000 or 21.3% in 1999. Salaries and benefits increased due primarily to the hiring of personnel for the San Antonio branch which was opened during the first quarter of 1999 and to the opening of the San Marcos and South Laredo branches in March 1998. The $150,000 or 26.3% increase in occupancy and equipment expenses is due to the construction of the new 30,000 square foot building and associated equipment costs for the San Antonio branch.

INCOME TAXES

   The Company recognized income tax expense of $656,000 for the three months ended March 31, 1999 compared to $1,215,000 for the three months ended March 31, 1998. At March 31, 1999, the Company had approximately $95 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years. If unused, approximately $91 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

LOANS

   The following table presents the composition of the Company's loan portfolio by type of loan:

                                 LOAN PORTFOLIO
                             (Dollars in thousands)

                                                    MARCH 31,         % OF      DECEMBER 31,       % OF       MARCH 31,
                                                      1999            TOTAL        1998            TOTAL        1998
                                                    ---------         -----      ---------         -----      ---------

 Commercial                                         $  33,204          16.3%     $  35,389          18.4%     $  22,711
 Real estate construction                              16,596           8.2%        12,125           6.3%        10,322
 Real estate mortgage                                 127,448          62.6%       119,654          62.3%        93,021
 Consumer installment, net of unearned discount        26,227          12.9%        25,051          13.0%        23,409
                                                    ---------         -----      ---------         -----      ---------

    Total loans                                     $ 203,475         100.0%     $ 192,219         100.0%     $ 149,463
                                                    =========         =====      =========         =====      =========

   Total loans have increased 5.5% and 36.1% since December 31, 1998 and March 31, 1998, respectively. Real estate mortgage loans have shown a 6.5% and 37% increase since December 31, 1998 and March 31, 1998, respectively. The increase in total loans has been from internal growth.

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

   The Company recorded net charge-offs of $2,000 for the three months ended March 31, 1999 compared to net recoveries of $34,000 for the three months ended March 31, 1998.

   The following table summarizes, for the periods presented, the activity in the allowance for loan losses arising from provisions credited to operations, loans charged off and recoveries of loans previously charged off.

                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                         1999          1998
                                                                    -------------  -------------

        Average loans outstanding                                     $ 197,559      $ 142,667

        Balance of allowance for loan losses at beginning of period   $   2,670      $   2,458
        Provision for loan losses                                           123             20
        Charge-Offs:
             Commercial                                                       4              5
             Real estate construction                                        --             --
             Real estate mortgage                                            --             15
             Consumer installment                                            27             57
                                                                      ---------      ---------
                 Total charge-offs                                           31             77
                                                                      ---------      ---------
        Recoveries:
             Commercial                                                       5              4
             Real estate construction                                        --             --
             Real estate mortgage                                             7             23
             Consumer installment                                            17             84
                                                                      ---------      ---------
                 Total recoveries                                            29            111
                                                                      ---------      ---------

                 Net charge-offs (recoveries)                                 2            (34)
                                                                      ---------      ---------

        Balance of allowance for loan losses at end of period         $   2,791      $   2,512
                                                                      =========      =========

        Net charge-offs (recoveries) as a percentage
             of average loans outstanding                                  0.00%         -0.02%
                                                                      =========      =========

        Allowance for loan losses as a percentage of:
             Total loans, net of unearned discount                         1.37%          1.68%
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

   The following table discloses non-performing assets and loans ninety days past due and still accruing interest as of March 31, 1999 and December 31, 1998: (Dollars in thousands)

                             NON-PERFORMING ASSETS
                             (Dollars in Thousands)

                                                        MARCH 31,  DECEMBER 31,
                                                          1999        1998
                                                         ------      ------
        Non-accrual loans                                $1,072      $  899
        Foreclosed real estate                            1,082       1,195
                                                         ------      ------
             Total non-performing assets                 $2,154      $2,094
                                                         ======      ======

        Non-performing assets as a percentage of:
             Total assets                                  0.41%       0.41%
             Total loans plus foreclosed real estate       1.05%       1.08%

        Accruing loans past due 90 days or more          $   98      $  311


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


LIQUIDITY

   Liquidity is the ability to have funds available at all times to meet the commitments of the Company. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and short-term investments in time deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the Company's trade area. The Banks have not and do not solicit brokered deposits as a funding source. The liquidity of the Company is enhanced by the fact that 79% of total deposits at March 31, 1999 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

   At March 31, 1999, the Company's liquid assets totaled $259 million or 50% of total gross assets, compared to 41% at March 31, 1998. Secondary sources of liquidity include the Banks' ability to sell loan participations and purchase federal funds. NBC-Eagle Pass has an approved federal funds line at a correspondent bank. NBC-Laredo has an approved line of credit with the Federal Home Loan Bank.

   The Company's principal source of funds consists of dividends received from the Banks, which derive their funds from deposits, interest and principal payments on loans and investment securities, sales of investment securities and borrowings.

CAPITAL RESOURCES

   Total stockholders' equity decreased $2.5 million to $52.2 million at March 31, 1999 from $54.8 million at March 31, 1998. The ratio of total stockholders' equity to total assets was 10.0% at March 31, 1999 compared with 11.5% at March 31, 1998. The Company began a stock repurchase plan in 1997 and has repurchased 494,675 common shares at a cost of $9.0 million as of March 31, 1999, which is the reason for the decrease in total stockholders equity.

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

   The table below illustrates the Company and its subsidiary Banks' compliance with the risk-based capital guidelines as of March 31, 1999:

                                                                   NBC          NBC           NBC          NBC
                                                 CONSOLIDATED   EAGLE PASS     LAREDO       ROCKDALE      LULING
                                                 ------------   ----------     -------      --------      -------
                                                                       (DOLLARS IN THOUSANDS)

        Total average assets (net of goodwill)     $505,044      $273,654      $83,541      $112,373      $29,072
        Risk weighted assets (net of goodwill)     $221,577      $122,393      $54,111      $ 30,216      $18,767

        Tier 1 capital                             $ 39,448      $ 17,479      $ 8,156      $  6,911      $ 3,785
        Total capital                              $ 42,218      $ 18,773      $ 8,776      $  7,289      $ 4,023

        Leverage ratio                                 7.81%         6.39%        9.76%         6.15%       13.02%
        Risk based capital ratios:
             Tier 1                                   17.80%        14.28%       15.07%        22.87%       20.17%
             Total capital                            19.05%        15.34%       16.22%        24.12%       21.44%

YEAR 2000

The Year 2000 (Y2K) issue centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers may recognize "00" as the year 1900 rather that the year 2000.

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

    27.1  Financial Data Schedule


(b)        Reports on Form 8-K:

    Reports on Form 8-K were filed on April 23, 1999. An amended December 31, 1998 10-K/A was also filed on April 23, 1999.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       NATIONAL BANCSHARES CORPORATION OF TEXAS



Date: May 14, 1999                     By: /s/ Anne R. Renfroe
                                           -------------------------------------
                                           Anne Renfroe, Chief Accounting
                                           Officer and Principal Financial
                                           Officer

                                 EXHIBIT INDEX



Exhibit
Number            Description
------            -----------

 11.1             Statement regarding computation of Earnings Per Share

 27.1             Financial Data Schedule