Form 10-Q
period 1999-06-30
NATIONAL BANCSHARES CORP OF TEXAS
filed 1999-08-16
CIK 69834

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,150,734 shares of Common Stock, $.001 par value, outstanding as of July 30, 1999.

===============================================================================

       Part I.   Financial Information
       Item 1.  Financial Statements

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                    ASSETS
                                                                                 JUNE 30,         DECEMBER 31,
                                                                                  1999                1998
                                                                             ---------------    ---------------
Cash and due from banks                                                         $    18,233        $    16,473
Interest-bearing accounts                                                             2,242              2,343
Federal funds sold                                                                   22,063             37,195
Investment securities available for sale                                            205,166            142,558
Investment securities held to maturity                                               25,771             89,923
Loans, net of discounts                                                             222,221            192,219
Allowance for possible loan losses                                                   (2,896)            (2,670)
Bank premises and equipment, net                                                     19,089             17,793
Goodwill                                                                              8,616              8,804
Other assets                                                                          9,713              7,440
                                                                                -----------        -----------
      Total Assets                                                              $   530,218        $   512,078
                                                                                ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand deposits - non-interest bearing                                       $    74,087        $    67,160
   Interest-bearing transaction accounts (NOW)                                       64,588             65,847
   Savings and money market accounts                                                102,949             95,622
   Certificates and time deposits under $100,000                                    137,188            136,996
   Certificates and time deposits $100,000 and over                                  87,489             82,031
                                                                                -----------        -----------
      Total Deposits                                                                466,301            447,656
                                                                                -----------        -----------
Accrued interest payable and other liabilities                                        2,379              2,073
Other borrowings                                                                      7,921              8,459
Long term notes payable                                                               2,352              1,684
                                                                                -----------        -----------
      Total Liabilities                                                             478,953            459,872
Stockholders' Equity:
   Common Stock, $.001 par value, 100,000,000 shares authorized,
     4,661,234 issued and 4,164,059 outstanding at June 30, 1999 and 4,661,234 issued and 4,197,559 outstanding at
     December 31, 1998                                                                    5                  5
   Additional paid-in-capital                                                        29,606             28,629
   Retained earnings                                                                 30,673             28,683
   Accumulated other comprehensive income                                                51              3,395
   Treasury Stock, at cost (498,175 shares in 1999, 463,675 in 1998)                 (9,070)            (8,506)
      Total Stockholders' Equity                                                     51,265             52,206
                                                                                -----------        -----------
      Total Liabilities and Stockholders' Equity                                $   530,218        $   512,078
                                                                                ===========        ===========


       See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, except per share amounts)
                                   (Unaudited)


                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      --------------------------  ---------------------------
                                                        JUNE 30,     JUNE 30,      JUNE 30,       JUNE 30,
                                                          1999         1998          1999          1998
                                                      ------------- ------------  ------------ --------------
INTEREST INCOME:
   Interest and Fees on Loans                             $  4,895     $  4,024      $  9,383       $  7,746
   Interest on Investment Securities                         3,595        3,803         7,136          7,633
   Interest on Federal Funds Sold                              202          305           582            664
   Interest on Deposits in Banks                                29           28            59             32
                                                      ------------- ------------  ------------ --------------
      TOTAL INTEREST INCOME                                  8,721        8,160        17,160         16,075

INTEREST EXPENSE:
   Interest on Deposits                                      3,574        3,613         7,145          7,160
   Interest on Debt                                            194           72           386            139
                                                      ------------- ------------  ------------ --------------
      TOTAL INTEREST EXPENSE                                 3,768        3,685         7,531          7,299

NET INTEREST INCOME                                          4,953        4,475         9,629          8,776
   Less: Provision for Possible Loan Losses                    151           48           275             68
                                                      ------------- ------------  ------------ --------------
NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE LOAN LOSSES                                      4,802        4,427         9,354          8,708

NON-INTEREST INCOME:
   Service Charges and Fees                                    870          794         1,662          1,588
   Net Trading Account Profit (Loss)                             -         (524)            -            789
   Net realized Gains on Sales of Securities                     6          107            35            634
   Net Gains on Sales of Other Real Estate and Assets           29            -            55              -
   Miscellaneous Income                                         86          110           374            183
                                                      ------------- ------------  ------------ --------------
      TOTAL NON-INTEREST INCOME                                991          487         2,126          3,194

NON-INTEREST EXPENSE:
   Salaries and Employee Benefits                            2,215        1,932         4,438          3,764
   Occupancy and Equipment Expenses                            815          689         1,535          1,259
   Goodwill Amortization                                        94           94           188            188
   Other Expenses                                            1,122        1,078         2,279          2,249
                                                      ------------- ------------  ------------ --------------
      TOTAL NON-INTEREST EXPENSE                             4,246        3,793         8,440          7,460

INCOME BEFORE FEDERAL INCOME TAXES                           1,547        1,121         3,040          4,442
Federal Income Tax Expense                                     394          410         1,050          1,625
                                                      ------------- ------------  ------------ --------------
NET INCOME                                                $  1,153      $   711      $  1,990       $  2,817
                                                      ============= ============  ============ ==============
BASIC EARNINGS PER SHARE                                  $   0.28      $  0.15      $   0.48       $   0.60
                                                      ============= ============  ============ ==============
DILUTED EARNINGS PER SHARE                                $   0.27      $  0.15      $   0.47       $   0.59
                                                      ============= ============  ============ ==============


       See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                   ACCUMULATED
                                              COMMON STOCK                                            OTHER
                                       --------------------------------                           COMPREHENSIVE
                                       NUMBER OF      PAR      PAID-IN-    RETAINED    TREASURY       INCOME,        TOTAL
                                         SHARES                CAPITAL     EARNINGS      STOCK      NET OF TAX
                                       ------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1998               4,659       $   5     $ 25,742    $ 23,395     $   --       $  1,956      $ 51,098
Net Income                                  --          --           --       5,288         --          --            5,288
Unrealized gain on securities AFS,
     net of tax and reclassification
     adjustment                             --          --           --          --         --          1,439         1,439
                                                                                                                   --------
Total Comprehensive Income                                                                                            6,727
                                                                                                                   --------
Reduction of Deferred tax valuation
     allowance                              --          --        2,873          --         --             --         2,873
Exercise of Common Stock Options             2          --           14          --         --             --            14
Treasury stock purchased                  (464)         --           --          --     (8,506)            --        (8,506)
                                        ------       -----     --------    --------    -------      ---------      --------
BALANCE AT DECEMBER 31, 1998             4,197           5     $ 28,629    $ 28,683     (8,506)         3,395        52,206
Net Income                                  --          --           --       1,990         --             --         1,990
Unrealized loss on securities AFS,
     net of tax and reclassification
     adjustment                             --          --           --          --         --         (3,344)       (3,344)
                                                                                                                   --------
Total Comprehensive Income (Loss)                                                                                    (1,354)
                                                                                                                   --------
Reduction of Deferred tax valuation
     allowance                              --          --          971          --         --             --           971
Exercise of Common Stock Options             1          --            6          --         --             --             6
Treasury stock purchased                   (34)         --           --          --       (564)            --          (564)
                                        ------       -----     --------    --------    -------      ---------      --------
BALANCE AT JUNE 30, 1999                 4,164       $   5     $ 29,606    $ 30,673    $(9,070)      $     51      $ 51,265
                                        ======       =====     ========    ========    ========     =========      ========


Disclosure of reclassification amount:

Unrealized loss on securities AFS arising during period                                                            $ (3,367)
Reclassification adjustment for gains included  in income, net of tax of  $12                                            23
                                                                                                                   --------
Net unrealized loss on securities AFS, net of tax                                                                  $ (3,344)
                                                                                                                   ========



See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                  SIX MONTHS ENDING
                                                                                        JUNE 30,
                                                                             -------------------------------
                                                                                 1999             1998
                                                                             --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $    1,990       $    2,817
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                                   1,085            1,030
     Tax benefit realized from utilization of deferred tax assets                      971            1,569
     Provision for possible loan losses                                                275               68
     Net realized gains on securities available for sale                               (35)            (634)
     Net decrease in trading account                                                     -            5,449
     Write-down of other real estate owned                                              23                -
     Gain on sale of other real estate owned and other assets                          (55)               -
     Increase in accrued interest receivable and other assets                         (699)             (40)
     Increase in accrued interest payable and other liabilities                        306              437
                                                                             --------------  ---------------
         Net cash provided by operating activities                                   3,861           10,696

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net decrease in federal funds sold                                             15,132           13,130
     Net (increase) decrease in interest-bearing accounts                              101           (3,098)
     Net increase in loans                                                         (30,050)         (31,450)
     Purchases of securities available for sale                                    (23,571)         (17,282)
     Proceeds from sales of securities available for sale                            2,584           10,004
     Proceeds from maturities of securities available for sale                      13,090            5,304
     Purchases of securities held to maturity                                            -           (7,035)
     Proceeds from maturities of securities held to maturity                         4,234           12,315
     Capital expenditures                                                           (2,019)          (3,469)
     Proceeds from sale of other real estate owned                                     180                -
                                                                             --------------  ---------------
         Net cash used in investing activities                                     (20,319)         (21,581)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in demand deposits, NOW accounts,
         savings and money-market accounts                                          12,995             (549)
     Net increase in certificates of deposit and time deposits                       5,650            7,532
     Proceeds from advances on other borrowings and long term debt                   2,413                -
     Principal payments on other borrowings and long term debt                      (2,282)          (1,755)
     Purchase of treasury stock                                                       (564)          (1,331)
     Proceeds from exercise of common stock options                                      6               14
                                                                             --------------  ---------------
         Net cash provided by financing activities                                  18,218            3,911

Net increase (decrease) in cash and due from banks                                   1,760          (6,974)
Cash and due from banks at beginning of period                                      16,473          27,278
                                                                             --------------  ---------------
Cash and due from banks at end of period                                       $    18,233      $    20,304
                                                                             ==============  ===============
SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                              $    7,575       $    7,222
     Federal income taxes paid                                                         142               56
Non-cash items:
     Loans originated to facilitate the sale of foreclosed assets                       87                -
     Loan foreclosures                                                                   -               97


See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       NOTE 1 - BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements of National Bancshares Corporation of Texas and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the parent company and all subsidiaries, and all significant intercompany balances and transactions have been eliminated. Certain items in prior year's financial statements have been reclassified in conformity with the current year's presentation. The consolidated financial statements are unaudited, but include all adjustments (consisting primarily of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results of the periods presented. The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be reported for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K/A for the year ended December 31, 1998.


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


       NOTE 3 - INVESTMENT SECURITIES

       The following tables present the amortized cost and approximate fair value of the investment securities portfolio as of June 30, 1999 and December 31, 1998 (Dollars in thousands):


                                                                                     JUNE 30, 1999
                                                                   ---------------------------------------------------
                                                                                  GROSS       GROSS
                                                                    AMORTIZED   UNREALIZED  UNREALIZED   APPROXIMATE
                                                                       COST       GAINS       LOSSES      FAIR VALUE
                                                                   ---------------------------------------------------
       SECURITIES AVAILABLE FOR SALE:
         U.S. Treasury securities                                     $171,303    $ 2,489    $  (104)      $  173,688
         U.S. Government agency and mortgage-backed securities          24,521          8       (616)          23,913
         Other securities including Federal Reserve Bank stock           9,264          -     (1,699)           7,565
                                                                   ------------ ---------- ----------- ---------------
          Total                                                       $205,088    $ 2,497   $ (2,419)      $  205,166
                                                                   ============ ========== =========== ===============

       SECURITIES HELD TO MATURITY:
         U.S. Treasury securities                                     $ 23,967     $  328      $    -       $  24,295
         U.S. Government agency and mortgage-backed securities           1,738          5         (3)           1,740
         Foreign debt securities                                            66          -         (4)              62
                                                                   ------------ ---------- ----------- ---------------
          Total                                                       $ 25,771     $  333     $   (7)       $  26,097
                                                                   ============ ========== =========== ===============



                                                                                   DECEMBER 31, 1998
                                                                   ---------------------------------------------------
                                                                                  GROSS       GROSS
                                                                    AMORTIZED   UNREALIZED  UNREALIZED   APPROXIMATE
                                                                       COST       GAINS       LOSSES      FAIR VALUE
                                                                   ---------------------------------------------------
       SECURITIES AVAILABLE FOR SALE:
         U.S. Treasury securities                                     $127,081    $ 7,038  $       -       $  134,119
         U.S. Government agency and mortgage-backed securities           1,977         24          -            2,001
         Other securities including Federal Reserve Bank stock           8,354          -     (1,916)           6,438
                                                                   ------------ ---------- ----------- ---------------
          Total                                                       $137,412    $ 7,062   $ (1,916)      $  142,558
                                                                   ============ ========== =========== ===============

       SECURITIES HELD TO MATURITY:
         U.S. Treasury securities                                     $ 87,885    $ 4,464      $    -       $  92,349
         U.S. Government agency and mortgage-backed securities           1,973         13           -           1,986
         Foreign debt securities                                            65          2          (3)             64
                                                                   ------------ ---------- ----------- ---------------
          Total                                                       $ 89,923    $ 4,479     $    (3)      $  94,399
                                                                   ============ ========== =========== ===============


       Unrealized gains and losses on investment securities held at June 30, 1999 and December 31, 1998 have been determined to be temporary market fluctuations.

       During the period ended June 30, 1999, pursuant to SFAS No. 133 "Accounting for Derivative Instrument and Hedging Activities," the Company transferred securities with a fair value of $59,873,000 from the held to maturity category into the available for sale category.

       The following table shows the maturity schedule of the Company's investment portfolio as of June 30, 1999 (Dollars in thousands):


                                                                              JUNE 30, 1999
                                                       -------------------------------------------------------------
                                                            AVAILABLE FOR SALE               HELD TO MATURITY
                                                       -----------------------------   -----------------------------
                                                        AMORTIZED     APPROXIMATE       AMORTIZED     APPROXIMATE
                                                          COST        FAIR VALUE          COST        FAIR VALUE
                                                       ------------ ----------------   ------------ ----------------
       Due in one year or less                            $ 21,030       $   21,179       $  3,013       $    3,035
       Due in one year to five years                       116,300          117,379         11,031           11,134
       Due from five to ten years                           58,109           58,651          9,989           10,188
       Due after ten years                                     289              288              -                -
                                                       ------------ ----------------   ------------ ----------------
           Total                                         $ 195,728      $   197,497      $  24,033       $   24,357
       Equity Securities                                     8,635            6,936              -                -
       Mortgage backed securities                              385              393          1,738            1,740
       Federal Reserve Bank Stock                              340              340              -                -
                                                       ------------ ----------------   ------------ ----------------
           Total                                         $ 205,088      $   205,166      $  25,771       $   26,097
                                                       ============ ================   ============ ================


       The carrying value of investment securities pledged to secure public funds amounted to approximately $60,635,000 at June 30, 1999 and $55,824,000 at December 31, 1998.

       NOTE 4 - LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

       An analysis of the allowance for possible loan losses for the six months ended June 30, 1999 and 1998 is presented below:


                                                                                            SIX MONTHS ENDED
                                                                                     -------------------------------
                                                                                      JUNE 30, 1999   JUNE 30, 1998
                                                                                     --------------  ---------------
                                                                                         (Dollars in Thousands)
       Balance at beginning of year                                                      $   2,670        $   2,458
           Provisions for possible loan losses                                                 275               68
           Losses charged to the allowance                                                    (101)            (131)
           Recoveries credited to the allowance                                                 52              156
                                                                                     --------------  ---------------
              Net (charge-offs) recoveries                                                    (49)               25
                                                                                     --------------  ---------------
       Balance at end of year                                                            $   2,896        $   2,551
                                                                                     ==============  ===============



       A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. At June 30, 1999 and 1998, the Banks have impaired loans of $1,884,000 and $1,964,000, respectively. The allowance for loan losses related to those loans was $242,000 and $312,000, respectively. The average recorded investment in impaired loans during the six months ended June 30, 1999 and 1998, was $1,189,000 and $1,366,000, respectively. Interest income of approximately $27,000 and $25,000 on impaired loans was recognized for cash payments received during the six months ended June 30, 1999 and 1998, respectively.

       NOTE 5 - OTHER BORROWINGS AND NOTES PAYABLE

       On June 30, 1999, a subsidiary bank holding company maintained a margin account which is secured by investment securities. The interest rate is variable (6.875% at June 30, 1999). The balance at June 30, 1999 was $3,685,000.

       On October 2, 1998, the Company executed a $7.5 million revolving line of credit with The Independent Bankers Bank in Dallas. The note bears a variable interest rate at New York prime (7.75% at June 30, 1999). Interest only payments are due quarterly beginning January 2, 1999 with the balance of unpaid principal plus accrued interest due at maturity. The note matures on October 2, 1999. The note is collateralized by the common stock of NBT of Delaware, Inc. and the stock of the subsidiary banks. The balance at June 30, 1999 was $4,237,000.

       In July 1995, September 1998, December 1998 and January 1999, a subsidiary Bank borrowed $175,000, $100,000, $1,250,000 and $1,000,000, respectively, from the Federal Home Loan Bank of Dallas. The notes bear interest rates of 6.393%, 5.15%, 5.126%, and 5.216%, respectively. The maturity dates of the notes are August 2015, October 2018, January 2004, and February 2004, respectively. Principal and interest payments are due monthly in the approximate amount of $44,781 per month in the aggregate with the remaining balances due at maturity. The aggregate balance at June 30, 1999 was $2,352,000.

       NOTE 6 - INCOME TAX EXPENSE

       The provision for Federal income tax expense is less than that computed by applying the federal statutory rate of 34% as indicated in the following analysis:


                                                                      SIX MONTHS ENDED
                                                                -----------------------------
                                                                  JUNE 30,        JUNE 30,
                                                                    1999           1998
                                                                -------------- --------------
                                                                   (Dollars in Thousands)
       Tax based on statutory rate                                  $   1,034      $   1,510
       Effect of tax-exempt income                                         (9)            (9)
       Alternative minimum tax                                             61             89
       Goodwill                                                            12             12
       Other, net                                                         (48)            23
                                                                -------------- --------------
       Federal income tax expense                                   $   1,050      $   1,625
                                                                ============== ==============


       For Federal income tax purposes, the Company has approximately $94 million in net operating loss carryforwards as of June 30, 1999 which will be available to reduce income tax liabilities in future years. The preconfirmation net operating loss carryforwards arose from the Company's emergence from a reorganization under Chapter 11 of the United States Bankruptcy Code in May 1992. If unused, approximately $90 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

       Pursuant to SFAS No. 109, the Company has available certain deductible temporary differences and net operating loss carryforwards for use in future tax reporting periods, which created deferred tax assets. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the six months ended June 30, 1999 and 1998, the deferred tax asset valuation allowance was reduced by $971,000 and $1,569,000, respectively, to adjust the recorded net deferred tax asset to an amount considered more likely than not to be realized. The deferred tax asset net of the valuation allowance and recorded on the books of the Company was $900,000 at June 30, 1999. Realization of this asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Realization could also be affected by a significant ownership change of the Company over a period of three years as set forth in the Internal Revenue Code. Although realization of the net deferred tax asset is not assured because of these uncertainties, management believes it is more likely than not that a significant portion of the recorded deferred tax asset will be realized.

       In accordance with AICPA SOP No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", income tax benefits recognized from preconfirmation net operating loss carryforwards and other tax assets are used first to reduce the reorganization value in excess of amounts allocable to identifiable assets and then to increase additional paid-in capital.

       NOTE 7 - INTANGIBLE ASSETS

       The excess cost over fair value of net assets of businesses acquired (goodwill) is amortized on a straight-line basis over twenty-five years. Intangible assets are included in other assets. All such intangible assets are periodically evaluated as to the recoverability of their carrying value. The Company acquired three Wells Fargo
       Branches in July 1997 and The First National Bank in Luling in September 1996 to create the goodwill.

       NOTE 8 - STOCK REPURCHASE PLAN

       On May 15, 1997, the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 500,000 shares of the Company's common stock through the open market based on market conditions. On May 20, 1999, the Board of Directors approved the buyback of an additional 400,000 shares. In 1999 and 1998, 34,500 and 463,675 shares were purchased, respectively, by the Company through the open market at an average cost of $16.34 and $18.35 per share, respectively.

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

       RESULTS OF OPERATIONS

           Net income for the three months ended June 30, 1999 was $1,153,000 or $.27 per diluted share compared with $711,000 or $.15 per diluted share for the three months ended June 30, 1998. The second quarter of 1999 included net investment gains in the amount of $4,000, net of tax, and the second quarter of 1998 included a net investment loss of $275,000, net of tax. With the exclusion of such items, net income for the second quarter of 1999 and 1998 was $1,149,000, or $.27 per diluted share and $986,000 or $.21 per diluted share, respectively. Net interest income for the three months ended June 30, 1999 increased $478,000 over the same period of 1998 which is due primarily to internal growth of 33% in the loan portfolio. Non-interest expenses were up $453,000, or 12%, for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. This was primarily due to salaries and occupancy expenses involved with the opening of a new branch in San Antonio during the first quarter of 1999. Non-interest income increased $81,000 or 9% for the three months ended June 30, 1999, excluding the non-recurring items. For the three months ended June 30, 1999, the Company's return on average assets was .88%. The return on average assets for the three months ended June 30, 1998 was .59% or .82% after excluding the net investment items.

           Net income for the six months ended June 30, 1999 was $1,990,000, or $.47 per diluted share compared to $2,817,000, or $.59 per diluted share for June 30, 1998. As of June 30, 1999 and 1998, the Company had $23,000 and $939,000 of securities gains, net of tax. Excluding the securities gains, net income for the six months ended was $1,967,000 or $.46 per diluted share, up from $1,878,000, or $.39 per diluted share at June 30, 1998. Average assets have increased $45.2 million or 10% over the six months ended June 30, 1998.

       NET INTEREST INCOME

           Net interest income constitutes the principal source of income for the Banks and represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The increase of $854,000 or 9.7% in net interest income for the six months ended June 30, 1999 compared to the same period in 1998 was due primarily to internal loan growth. Average loans increased $56 million or 37% over the second quarter of 1998. Interest income increased $1,085,000 or 6.7% over the same period in 1998 due primarily to internal loan growth. Interest expense increased $232,000 or 3.1% over the same period in 1998 due primarily to the $247,000 increase in interest expense on other debt. The net interest margin for the six months ended June 30, 1999 was 4.19% compared to 4.18% as of June 30, 1998. The net interest margin is the net return on earning assets which is computed by dividing taxable equivalent net interest income by average total earning assets.

           The net interest spread increased eleven basis points to 3.70% for the six months ended June 30, 1999 from 3.59% at June 30, 1998. The increase in the net interest spread is primarily due to the decrease in rates being paid on deposits.

                       INTEREST EARNED/INCURRED AND RATES
                             (Dollars in thousands)


                                                     FOR THE THREE MONTHS ENDED       FOR THE THREE MONTHS ENDED
                                                  --------------------------------- --------------------------------
                                                           JUNE 30, 1999                     JUNE 30, 1998
                                                  --------------------------------- --------------------------------
                                                             INTEREST                          INTEREST
                                                   AVERAGE    INCOME/    AVERAGE     AVERAGE   INCOME/    AVERAGE
                                                   BALANCE    EXPENSE   YIELD/RATE   BALANCE   EXPENSE   YIELD/RATE
       ------------------------------------------ ---------- ---------- ----------- -------------------- -----------
       INTEREST-EARNING ASSETS:
         Interest-bearing accounts                  $ 2,282     $   29       5.10%    $ 1,709     $  28       6.57%
         Federal funds sold                          17,427        202       4.65%     22,415       304       5.44%
         Investment securities (F):
           US Treasuries                            202,031      3,170       6.29%    236,754     3,718       6.30%
           US Government agencies                    24,698        354       5.75%      4,890        76       6.23%
           Other                                      1,696         71      16.79%        644        10       6.23%
                                                  ---------- ---------- ----------- ---------- --------- -----------
               Total investment securities          228,425      3,595       6.31%    242,288     3,804       6.30%
         Loans, net of discounts (A)                216,250      4,902       9.09%    158,993     4,028      10.16%
                                                  ---------- ---------- ----------- ---------- --------- -----------
               Total interest-earning assets        464,384      8,728       7.54%    425,405     8,164       7.70%

       NON-INTEREST BEARING ASSETS:
         Cash and due from banks                     17,853                            17,676
         Allowance for possible loan losses         (2,808)                           (2,518)
         Other assets                                45,133                            39,695
                                                  ----------                        ----------
               Total assets                       $ 524,562                         $ 480,258
                                                  ==========                        ==========

       INTEREST-BEARING LIABILITIES:
         Interest bearing transaction accounts       65,183        387       2.38%     61,193       401       2.63%
         Savings, money market and certificates
            of deposit                              322,041      3,187       3.97%    294,363     3,212       4.38%
         Other debt                                  11,440        194       6.80%      4,518        73       6.39%
                                                  ---------- ---------- ----------- ---------- --------- -----------
               Total interest-bearing liabilities   398,664      3,768       3.79%    360,074     3,686       4.11%
       Non-interest bearing liabilities:
         Demand deposits                             72,192                            64,402
         Other liabilities                            3,052                             3,296
                                                  ----------                        ----------
             Total liabilities                      473,908                           427,772
       STOCKHOLDERS' EQUITY (F)                      50,654                            52,486
                                                  ----------                        ----------
             Total liabilities and stockholders'
              equity                              $ 524,562                         $ 480,258
                                                  ==========                        ==========

       Taxable equivalent net interest income                    4,960                            4,478
       Less:  taxable equivalent adjustment                          7                                4
                                                             ----------                        ---------
       Net interest income                                     $ 4,953                          $ 4,474
                                                             ==========                        =========
       Net interest spread (B)                                               3.75%                            3.59%
                                                                        ===========                      ===========
       Net interest margin (C)                                               4.27%                            4.22%
                                                                        ===========                      ===========
       SELECTED OPERATING RATIOS:
         Return on assets (D)                                                0.88%                            0.59%
                                                                        ===========                      ===========
         Return on equity (E)                                                9.13%                            5.42%
                                                                        ===========                      ===========


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


                                                      FOR THE SIX MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                           JUNE 30, 1999                     JUNE 30, 1998
                                                  --------------------------------- --------------------------------
                                                             INTEREST                          INTEREST
                                                   AVERAGE   INCOME/     AVERAGE     AVERAGE   INCOME/    AVERAGE
                                                   BALANCE   EXPENSE   YIELD/RATE    BALANCE   EXPENSE  YIELD/RATE
       ------------------------------------------ --------------------------------- ---------- ---------------------
       INTEREST-EARNING ASSETS:
         Interest-bearing accounts                  $ 2,304     $   59       5.16%     $  969    $   32       6.62%
         Federal funds sold                          22,577        582       5.20%     24,211       664       5.50%
         Investment securities (F):
           US Treasuries                            207,368      6,462       6.28%    238,666     7,468       6.28%
           US Government agencies                    18,682        534       5.76%      4,498       146       6.51%
           Other                                      1,644        141      17.30%        629        19       6.06%
                                                  -----------  ----------  -------- ---------- -----------  --------
               Total investment securities          227,694      7,137       6.32%    243,793     7,633       6.28%
         Loans, net of discounts (A)                207,091      9,393       9.15%    150,847     7,754      10.31%
                                                  -----------  ----------  -------- ---------- -----------  --------
               Total interest-earning assets        459,666     17,171       7.53%    419,820    16,083       7.68%

       NON-INTEREST BEARING ASSETS:
         Cash and due from banks                     18,185                            18,729
         Allowance for possible loan losses          (2,764)                           (2,511)
         Other assets                                44,856                            38,747
                                                  ----------                        ----------
               Total assets                       $ 519,943                         $ 474,785
                                                  ==========                        ==========

       INTEREST-BEARING LIABILITIES:
         Interest bearing transaction accounts       65,127        778       2.41%     62,135       817       2.64%
         Savings, money market and certificates
           of deposit                               319,223      6,367       4.02%    292,025     6,343       4.36%
         Other debt                                  11,601        386       6.71%      3,897       139       7.15%
                                                  -----------  ----------  -------- ---------- -----------  --------
               Total interest-bearing liabilities   395,951      7,531       3.84%    358,057     7,299       4.09%
       NON-INTEREST BEARING LIABILITIES:
         Demand deposits                             71,057                            61,732
         Other liabilities                            3,025                             3,126
                                                  ----------                        ----------
             Total liabilities                      470,033                           422,915
       STOCKHOLDERS' EQUITY (F)                      49,910                            51,870
                                                  ----------                        ----------
             Total liabilities and stockholders'
                equity                            $ 519,943                         $ 474,785
                                                  ==========                        ==========

       Taxable equivalent net interest income                    9,640                            8,784
       Less:  taxable equivalent adjustment                         11                                8
                                                            -----------                        ---------
       Net interest income                                    $  9,629                          $ 8,776
                                                            ===========                        =========
       Net interest spread (B)                                               3.70%                            3.59%
                                                                       ============                     ============
       Net interest margin (C)                                               4.19%                            4.18%
                                                                       ============                     ============
       SELECTED OPERATING RATIOS:
         Return on assets (D)                                                0.77%                            1.19%
                                                                       ============                     ============
         Return on equity (E)                                                8.04%                           10.86%
                                                                       ============                     ============


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

            The following table analyzes the increase in taxable-equivalent net interest income stemming from changes in interest rates and from asset and liability volume, including mix, for the three and six months ended June 30, 1999 and 1998. Non-accruing loans have been included in assets for calculating this table, thereby reducing the yield on loans. The changes in interest due to both rate and volume in the table below have been allocated to volume or rate change on a pro-rata basis.

         ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME


                                                                               THREE MONTHS ENDED JUNE 30,
                                                                                  1999 VS. JUNE 30, 1998
                                                                       ---------------------------------------------
                                                                                            Due to Changes in
                                                                         Increase     ------------------------------
                                                                        (Decrease)        Rates          Volume
                                                                       -------------- -------------- ---------------
                                                                                   (Dollars in Thousands)
       TAXABLE-EQUIVALENT INTEREST INCOME:
            Interest-bearing accounts                                       $      1      $     (8)       $       9
            Federal funds sold                                                  (102)          (34)             (68)
            Investment securities                                               (209)            9             (218)
            Loans, net of discounts                                              874          (578)           1,452
                                                                       -------------- -------------- ---------------
                Total taxable-equivalent interest income                    $    564      $   (611)       $   1,175
       INTEREST EXPENSE:
            Interest-bearing deposits                                            (39)         (368)             329
            Other debt                                                           121            12              109
                                                                       -------------- -------------- ---------------
                Total interest expense                                            82          (356)             438
                                                                       -------------- -------------- ---------------
       TAXABLE-EQUIVALENT NET INTEREST INCOME                               $    482      $   (255)        $    737
                                                                       ============== ============== ===============




                                                                               SIX MONTHS ENDED JUNE 30, 1999
                                                                                     VS. JUNE 30, 1998
                                                                       ---------------------------------------------
                                                                                            Due to Changes in
                                                                         Increase     ------------------------------
                                                                        (Decrease)        Rates          Volume
                                                                       -------------- -------------- ---------------
                                                                                   (Dollars in Thousands)
       TAXABLE-EQUIVALENT INTEREST INCOME:
            Interest-bearing accounts                                      $      27     $     (17)       $      44
            Federal funds sold                                                   (82)          (34)             (48)
            Investment securities                                               (496)           48             (544)
            Loans, net of discounts                                            1,639        (1,204)           2,843
                                                                       -------------- -------------- ---------------
                Total taxable-equivalent interest income                   $   1,088     $  (1,207)       $   2,295
       INTEREST EXPENSE:
            Interest-bearing deposits                                            (15)         (607)             592
            Other debt                                                           247           (26)             273
                                                                       -------------- -------------- ---------------
                Total interest expense                                           232          (633)             865
                                                                       -------------- -------------- ---------------
       TAXABLE-EQUIVALENT NET INTEREST INCOME                               $    856      $   (574)       $   1,430
                                                                       ============== ============== ===============


           Taxable-equivalent net interest income for the six months ended June 30, 1999 increased $856,000 or 9.7% over the same period in 1998. The increase is reflected in the increase in the volume of earning assets and in the increase in the volume of interest bearing liabilities.

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

         The following table indicates the Company's interest rate sensitivity position at June 30, 1999:

                 INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES
                             (Dollars in thousands)

                                                                                            NON-RATE
                                                        RATE SENSITIVE                     SENSITIVE
                                       --------------------------------------------------  -----------
                                       IMMEDIATELY    WITHIN       WITHIN                     OVER
                                        0-30 DAYS     90 DAYS     ONE YEAR      TOTAL       ONE YEAR      TOTAL
                                       ------------ ------------ ----------- ------------  ----------- -------------
           Loans, net of discounts        $ 66,970     $ 11,510    $ 20,894     $ 99,374     $122,847      $222,221
           Investment securities             1,003        4,523      18,666       24,192      206,745       230,937
           Federal funds sold               22,063           --          --       22,063           --        22,063
           Interest-bearing accounts           143            0       1,374        1,517          725         2,242
                                       ------------ ------------ ----------- ------------  ----------- -------------
                 Total earning assets     $ 90,179     $ 16,033    $ 40,934     $147,146     $330,317      $477,463
                                       ============ ============ =========== ============  =========== =============

       Interest-bearing liabilities:
           Interest-bearing transaction,
             savings and money market     $167,537           --          --     $167,537           --      $167,537
           Certificates and time deposits   51,030       60,779     101,820      213,629       11,048       224,677
           Debt                              7,955           69         105        8,129        2,144        10,273
                                       ------------ ------------ ----------- ------------  ----------- -------------

                 Total interest-bearing
                    liabilities           $226,522     $ 60,848    $101,925     $389,295     $ 13,192      $402,487
                                       ============ ============ =========== ============  =========== =============

       Interest sensitivity gap         $(136,343)    $(44,815)   $(60,991)   $(242,149)
                                       ============ ============ =========== ============

       Cumulative gap                   $(136,343)   $(181,158)  $(242,149)   $(242,149)
                                       ============ ============ =========== ============

       Ratio of earning assets to
           interest-bearing liabilities      39.8%        26.4%       40.2%        37.8%


         The interest rate sensitivity table reflects a cumulative liability sensitive position during the one-year period shown. Generally, this indicates that the liabilities reprice more quickly than the assets in a given period, and that a decline in market rates will benefit net interest income. An increase in market rates would have the opposite effect.

       NON-INTEREST INCOME

         The major components of non-interest income are service charges and fees earned on deposit accounts. The following table summarizes changes in non-interest income for the six months June 30, 1999 and 1998:

                               NON-INTEREST INCOME
                             (Dollars in thousands)

                                                                SIX MONTHS ENDED                  1999/1998
                                                         -------------------------------  --------------------------
                                                            JUNE 30,       JUNE 30,
                                                              1999            1998         $ CHANGE     % CHANGE
                                                         ---------------- --------------  ----------- --------------
       Service charges and fees                               $    1,662      $   1,588       $   74            4.7%
       Net realized gains on sales of securities                      35            634         (599)         -94.5%
       Net trading profits                                             -            789         (789)        -100.0%
       Net gains on sales of other real estate owned                  55              -           55          100.0%
       Miscellaneous income                                          374            183          191          104.4%
                                                         ---------------- --------------  ----------- --------------
          Total non-interest income                           $    2,126      $   3,194    $  (1,068)         -33.4%
                                                         ================ ==============  =========== ==============

         The $1.1 million or 33.4% decrease in non-interest income for the six months ended June 30, 1999 is due primarily to the $1.4 million decrease in net securities gains and trading account profits over the six months ended June 30, 1998. Excluding the nonrecurring gains on sales of securities and other real estate owned, non-interest income increased $265,000 or 15% over the six months ended June 30, 1998.

       NON-INTEREST EXPENSE

         Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense. The following table summarizes the changes in non-interest expense for the six months ended June 30, 1999 and 1998:

                              NON-INTEREST EXPENSE
                             (Dollars in thousands)

                                                                SIX MONTHS ENDED                  1999/1998
                                                         -------------------------------  --------------------------
                                                            JUNE 30,         JUNE 30,
                                                              1999             1998        $ CHANGE      % CHANGE
                                                         ---------------- --------------  -----------  -------------
       Salaries and employee benefits                         $    4,438      $   3,764       $  674          17.9%
       Occupancy and equipment expenses                            1,535          1,259          276          21.9%
       Data processing fees                                          164            133           31          23.3%
       FDIC insurance                                                 26             24            2           8.3%
       Insurance                                                      67             51           16          31.4%
       Office supplies                                               355            319           36          11.3%
       Postage and courier                                           258            260           (2)         -0.8%
       Professional fees                                             388            424          (36)         -8.5%
       Goodwill amortization                                         188            188            0           0.0%
       Miscellaneous other expenses                                1,021          1,038          (17)         -1.6%
                                                         ---------------- --------------  -----------  -------------
          Total non-interest expense                          $    8,440      $   7,460       $  980          13.1%
                                                         ================ ==============  ===========  =============

         Total non-interest expense for the six months ended June 30, 1999 increased $980,000 or 13.1% over 1998. Salaries and benefits rose $674,000 or 17.9% in 1999. Salaries and benefits increased due primarily to the hiring of personnel for the San Antonio branch which was opened during the first quarter of 1999 and to the opening of the San Marcos and South Laredo branches in March 1998. The $276,000 or 21.9% increase in occupancy and equipment expenses is due to the construction of the new 30,000 square foot building and associated equipment costs for the San Antonio branch in addition to the new facilities and equipment associated with the San Marcos and South Laredo branches.

       INCOME TAXES

         The Company recognized income tax expense of $1,050,000 for the six months ended June 30, 1999 compared to $1,625,000 for the six months ended June 30, 1998. At June 30, 1999, the Company had approximately $94 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years. If unused, approximately $90 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

       LOANS

         The following table presents the composition of the Company's loan portfolio by type of loan:

                                 LOAN PORTFOLIO
                             (Dollars in thousands)

                                                       JUNE 30,      % OF     DECEMBER 31,     % OF      JUNE 30,
                                                         1999       TOTAL         1998        TOTAL        1998
                                                      ------------ --------- --------------- -------    ---------
       Commercial                                        $ 37,407     16.8%      $    35,389    18.4%     $ 25,749
       Real estate construction                            18,704      8.4%           12,125     6.3%       14,830
       Real estate mortgage                               139,160     62.6%          119,654    62.3%      101,241
       Consumer installment,
          net of unearned discount                         26,950     12.1%           25,051    13.0%       25,872
                                                      ------------ --------- ---------------  --------  -----------
          Total loans                                    $222,221    100.0%      $   192,219   100.0%     $167,692
                                                      ============ ========= ===============  ========  ===========

         Total loans have increased 15.6% and 32.5% since December 31, 1998 and June 30, 1998, respectively. Real estate mortgage loans have shown a 16.3% and 37.4% increase since December 31, 1998 and June 30, 1998, respectively. The increase in total loans has been from internal growth.


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

         The Company recorded net charge-offs of $49,000 for the six months ended June 30, 1999 compared to net recoveries of $25,000 for the six months ended June 30, 1998.

         The following table summarizes, for the periods presented, the activity in the allowance for loan losses arising from provisions credited to operations, loans charged off and recoveries of loans previously charged off.

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                          -----------------------------------------
                                                                                 1999                  1998
                                                                          -------------------   -------------------
       Average loans outstanding                                                $    207,091          $    150,847

       Balance of allowance for loan losses at beginning of year                $      2,670          $      2,458
       Provision for loan losses                                                         275                    68
       Charge-Offs:
            Commercial                                                                    43                    12
            Real estate construction                                                       -                     -
            Real estate mortgage                                                           -                    28
            Consumer installment                                                          58                    91
                                                                          -------------------   -------------------
                Total charge-offs                                                        101                   131
                                                                          -------------------   -------------------
       Recoveries:
            Commercial                                                                     7                    10
            Real estate construction                                                       -                     -
            Real estate mortgage                                                          13                    30
            Consumer installment                                                          32                   116
                                                                          -------------------   -------------------
                Total recoveries                                                          52                   156
                                                                          -------------------   -------------------
                Net charge-offs (recoveries)                                              49                  (25)
                                                                          -------------------   -------------------
       Balance of allowance for loan losses at end of period                     $     2,896           $     2,551
                                                                          ===================   ===================

       Net charge-offs (recoveries) as a percentage
            of average loans outstanding                                               0.02%                -0.02%
                                                                          ===================   ===================

       Allowance for loan losses as a percentage of:
            Total loans, net of unearned discount                                      1.30%                 1.52%
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

         The following table discloses non-performing assets and loans 90 days past due and still accruing interest as of June 30, 1999 and December 31, 1998: (Dollars in thousands)

                              NON-PERFORMING ASSETS
                             (Dollars in Thousands)

                                                                                JUNE 30,            DECEMBER 31,
                                                                                  1999                  1998
                                                                           -------------------   -------------------
       Non-accrual loans                                                          $     1,884           $       899
       Foreclosed real estate                                                           1,046                 1,195
                                                                           -------------------   -------------------
            Total non-performing assets                                           $     2,930           $     2,094
                                                                           ===================   ===================

       Non-performing assets as a percentage of:
            Total assets                                                                0.55%                 0.41%
            Total loans plus foreclosed real estate                                     1.31%                 1.08%

       Accruing loans past due 90 days or more                                    $       141           $       311

         Independent third party loan reviews of the subsidiary Banks are performed on an annual basis. The loans are also reviewed by banking regulators on an eighteen-month basis. On a monthly basis, the Board of Directors' Loan Committee of each Bank reviews new loans, renewals and delinquencies. Management of each Bank monitors on a continuing basis those loans which it feels should be followed closely. The Banks are required by regulation to periodically appraise foreclosed real estate.


       LIQUIDITY

         Liquidity is the ability to have funds available at all times to meet the commitments of the Company. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and short-term investments in time deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the Company's trade area. The Banks have not and do not solicit brokered deposits as a funding source. The liquidity of the Company is enhanced by the fact that 77% of total deposits at June 30, 1999 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

         At June 30, 1999, the Company's liquid assets totaled $248 million or 47% of total gross assets, compared to 38% at June 30, 1998. Secondary sources of liquidity include the Banks' ability to sell loan participations and purchase federal funds. NBC-Eagle Pass has an approved federal funds line at a correspondent bank. NBC-Laredo has an approved line of credit with the Federal Home Loan Bank.

         The Company's principal source of funds consists of dividends received from the Banks, which derive their funds from deposits, interest and principal payments on loans and investment securities, sales of investment securities and borrowings.

       CAPITAL RESOURCES

          Total stockholders' equity decreased $2.9 million to $51.3 million at June 30, 1999 from $54.2 million at June 30, 1998. The ratio of total stockholders' equity to total assets was 9.7% at June 30, 1999 compared with 11.3% at June 30, 1998. The Company began a stock repurchase plan in 1997 and has repurchased 498,175 common shares at a cost of $9.1 million as of June 30, 1999, which is one of the reasons for the decrease in total stockholders' equity. The other reason for the decline is that accumulated other comprehensive income declined $2 million due to market fluctuations.

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

         The table below illustrates the Company and its subsidiary Banks' compliance with the risk-based capital guidelines as of June 30, 1999:

                                                                    NBC           NBC           NBC         NBC
                                                 CONSOLIDATED    EAGLE PASS     LAREDO       ROCKDALE      LULING
                                                --------------- ------------- ------------  ------------ -----------
                                                                      (DOLLARS IN THOUSANDS)
       Total average assets (net of goodwill)       $  515,933     $ 282,268     $ 85,809     $ 111,306     $29,918
       Risk weighted assets (net of goodwill)       $  239,404     $ 137,563     $ 53,092     $  31,827     $18,557

       Tier 1 capital                               $   41,068     $  17,606     $  8,186     $   6,980     $ 3,896
       Total capital                                $   43,964     $  18,978     $  8,831     $   7,365     $ 4,131

       Leverage ratio                                    7.96%         6.24%        9.54%         6.27%      13.02%
       Risk based capital ratios:
           Tier 1                                       17.15%        12.80%       15.42%        21.93%      20.99%
           Total capital                                18.36%        13.80%       16.63%        23.14%      22.26%

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

         The Company has formed a Y2K project team comprising technological, data processing, and operations personnel from each of the Banks' management. The project team has developed and is currently executing a planned review and risk assessment of all technology items used in the Company's operations, including core data processing systems, as well as material relationships with suppliers, correspondents, and customer groups. The identification of critical items and relations, and the renovation or replacement of items which are non-compliant with current guidelines were complete in 1998 in accordance with regulatory agency guidelines. Y2K compliance was effected through data processing hardware and software upgrades and purchases of new equipment with an estimated aggregate cost of approximately $600,000. The Company's regulators, the Federal Reserve Bank the Office of the Comptroller of Currency, and the Federal Deposit Insurance Corporation regularly review the Company's Y2K program and progress.

         The three core systems, or mission critical systems, were implemented and tested for Y2K compliance in December 1998. These three systems include the deposit and loan systems, any ancillary or interface programs and the imaging software. The ATM software and the NT Server software were also upgraded and tested for Y2K compliance. The ATM software testing was completed in March 1999 and the NT Server software testing was completed in June 1999 and are deemed to be compliant with Y2K.

         The Company expects to successfully complete its Y2K effort on the non-mission critical items by September 30, 1999. Our business resumption contingency plan will also be complete by the beginning of the fourth quarter. However, it is subject to unique risks and uncertainties due to the interdependencies in business and financial markets, and the numerous activities and events outside of its control. Since the Company is still conducting external testing and monitoring of third parties, it is unable to make assumptions as to the extent of Y2K failures that could result, nor quantify the potential adverse effect that such failures could have on the Company's operations, liquidity, and financial condition. Y2K risks will be continually evaluated and contingency plans revised throughout 1999.

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

       PART II - OTHER INFORMATION:

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Corporation was held on May 21, 1999. The following matters were submitted to a vote of the Corporation's shareholders.

       1.       Election of Directors:

         Election of all five director nominees to serve until the 2000 Annual Meeting of Shareholders.

       -------------------------------------------------------------------------------------------------------------
                       NOMINEE                           TOTAL VOTES FOR                 TOTAL VOTES ABSTAINED
       -------------------------------------------------------------------------------------------------------------
       H. Gary Blankenship                                  3,759,432                            1,200
       John W. Lettunich                                    3,759,432                            1,200
       Jay H. Lustig                                        3,759,432                            1,200
       Charles T. Meeks                                     3,759,432                            1,200
       Marvin E. Melson                                     3,759,432                            1,200

       2.       Ratification of Independent Auditors:

           Total Votes For          3,745,911
           Total Votes Against         12,321


       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)      11.1    Statement regarding computation of Earnings Per Share

                27.1    Financial Data Schedule


       (b)      Reports on Form 8-K

                None.

                                   SIGNATURES



       In accordance with the requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     NATIONAL BANCSHARES CORPORATION OF TEXAS



       Date:  August 13, 1999        By:   /s/ Anne R. Renfroe
                                        --------------------------------------
                                        Anne Renfroe, Chief Accounting Officer
                                        and Principal Financial Officer