Form 10-Q
period 1999-09-30
NATIONAL BANCSHARES CORP OF TEXAS
filed 1999-11-15
CIK 69834

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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


     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,140,734 shares of Common Stock, $.001 par value, outstanding as of November 8, 1999.

Part I.   Financial Information
Item 1.  Financial Statements

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS

                                                                                 September 30,         December 31,
                                                                                      1999                1998
                                                                                    ---------           ---------
Cash and due from banks                                                             $  20,476           $  16,473
Interest-bearing accounts                                                               2,230               2,343
Federal funds sold                                                                     28,474              37,195
Investment securities available for sale                                              232,152             142,558
Investment securities held to maturity                                                     66              89,923
Loans, net of discounts                                                               233,161             192,219
Allowance for possible loan losses                                                     (3,072)             (2,670)
Bank premises and equipment, net                                                       19,682              17,793
Goodwill                                                                                8,521               8,804
Other assets                                                                            9,509               7,440
                                                                                    ---------           ---------
      Total Assets                                                                  $ 551,199           $ 512,078
                                                                                    ---------           ---------
                                                                                    ---------           ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand deposits - non-interest bearing                                           $  74,242           $  67,160
   Interest-bearing transaction accounts (NOW)                                         77,619              65,847
   Savings and money market accounts                                                  107,321              95,622
   Certificates and time deposits under $100,000                                      135,476             136,996
   Certificates and time deposits $100,000 and over                                    92,661              82,031
                                                                                    ---------           ---------
      Total Deposits                                                                  487,319             447,656
                                                                                    ---------           ---------
Accrued interest payable and other liabilities                                          2,666               2,073
Other borrowings                                                                        6,883               8,459
Long term notes payable                                                                 2,249               1,684
                                                                                    ---------           ---------
      Total Liabilities                                                               499,117             459,872
Stockholders' Equity:
   Common Stock, $.001 par value, 100,000,000 shares authorized, 4,662,234 issued and 4,140,734 outstanding at September 30, 1999 and
     4,661,234 issued and 4,197,559 outstanding at December 31, 1998                        5                   5
   Additional paid-in-capital                                                          30,086              28,629
   Retained earnings                                                                   31,717              28,683
   Accumulated other comprehensive income                                                (305)              3,395
   Treasury Stock, at cost (521,500 shares in 1999, 463,675 in 1998)                   (9,421)             (8,506)
                                                                                    ---------           ---------
      Total Stockholders' Equity                                                       52,082              52,206
                                                                                    ---------           ---------
      Total Liabilities and Stockholders' Equity                                    $ 551,199           $ 512,078
                                                                                    ---------           ---------
                                                                                    ---------           ---------



See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, except per share amounts)
                                   (Unaudited)

                                                                 Three Months Ended           Nine Months Ended
                                                               September       September        September       September
                                                               30, 1999        30, 1998          30, 1999         30, 1998
                                                               -------          -------           -------          -------
INTEREST INCOME:
   Interest and Fees on Loans                                  $ 5,160          $ 4,335           $14,543          $12,081
   Interest on Investment Securities                             3,547            3,677            10,683           11,310
   Interest on Federal Funds Sold                                  316              387               898            1,051
   Interest on Deposits in Banks                                    28               11                87               43
                                                               -------          -------           -------          -------
      TOTAL INTEREST INCOME                                      9,051            8,410            26,211           24,485

INTEREST EXPENSE:
   Interest on Deposits                                          3,779            3,702            10,924           10,863
   Interest on Debt                                                173               43               559              182
                                                               -------          -------           -------          -------
      TOTAL INTEREST EXPENSE                                     3,952            3,745            11,483           11,045

NET INTEREST INCOME                                              5,099            4,665            14,728           13,440
   Less: Provision for Possible Loan Losses                        185               82               460              150
                                                               -------          -------           -------          -------
NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE LOAN LOSSES                                          4,914            4,583            14,268           13,290

NON-INTEREST INCOME:
   Service Charges and Fees                                        946              816             2,608            2,404
   Net Trading Account Profit (Loss)                                 -             (224)                -              565
   Net realized Gains (Losses) on Sales of Securities                8              325                43              959
   Net Gains on Sales of Other Real Estate and Assets                7                -                14                -
   Miscellaneous Income                                            104              227               525              410
                                                               -------          -------           -------          -------
      TOTAL NON-INTEREST INCOME                                  1,065            1,144             3,190            4,338

NON-INTEREST EXPENSE:
   Salaries and Employee Benefits                                2,290            2,031             6,728            5,795
   Occupancy and Equipment Expenses                                863              659             2,398            1,918
   Goodwill Amortization                                            94               94               282              282
   Other Expenses                                                1,169            1,047             3,448            3,296
                                                               -------          -------           -------          -------
      TOTAL NON-INTEREST EXPENSE                                 4,416            3,831            12,856           11,291

INCOME BEFORE FEDERAL INCOME TAXES                               1,563            1,896             4,602            6,337
Federal Income Tax Expense                                         518              695             1,568            2,320
                                                               -------          -------           -------          -------
NET INCOME                                                     $ 1,045          $ 1,201           $ 3,034          $ 4,017
                                                               -------          -------           -------          -------
                                                               -------          -------           -------          -------
BASIC EARNINGS PER SHARE                                       $  0.25          $  0.27           $  0.73          $  0.87
                                                               -------          -------           -------          -------
                                                               -------          -------           -------          -------

DILUTED EARNINGS PER SHARE                                     $  0.24          $  0.26           $  0.71          $  0.85
                                                               -------          -------           -------          -------
                                                               -------          -------           -------          -------


See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                     Accumulated
                                                            Common Stock                              Other
                                                ----------------------------                          Comprehensive
                                                Number of   Par      Paid-in-   Retained  Treasury    Income,      Total
                                                Shares               Capital    Earnings  Stock       Net of Tax
                                                -----    --------   --------   --------   --------    --------    --------
BALANCE AT JANUARY 1, 1998                      4,659    $      5   $ 25,742   $ 23,395   $   --      $  1,956    $ 51,098
Net income                                       --          --         --        5,288       --          --         5,288
Unrealized gain on securities AFS,
     net of tax and reclassification
     adjustment                                  --          --         --         --         --         1,439       1,439
                                                -----    --------   --------   --------   --------    --------    --------
Total comprehensive income                                                                                           6,727
                                                -----    --------   --------   --------   --------    --------    --------
Reduction of deferred tax valuation              --          --        2,873       --         --          --         2,873
                                                -----    --------   --------   --------   --------    --------    --------
allowance
Exercise of common stock options                    2        --           14       --         --          --            14
Treasury stock purchased                         (464)       --         --         --       (8,506)       --        (8,506)
                                                -----    --------   --------   --------   --------    --------    --------
BALANCE AT DECEMBER 31, 1998                    4,197           5     28,629     28,683     (8,506)      3,395      52,206
Net income                                       --          --         --        3,034       --          --         3,034
Unrealized loss on securities AFS,
     net of tax and reclassification
     adjustment                                  --          --         --         --         --        (3,700)     (3,700)
                                                -----    --------   --------   --------   --------    --------    --------
Total comprehensive income (loss)                                                                                     (666)
                                                -----    --------   --------   --------   --------    --------    --------
Reduction of deferred tax valuation allowance    --          --        1,451       --         --          --         1,451

Exercise of common stock options                    1        --            6       --         --          --             6
Treasury stock purchased                          (58)       --         --         --         (915)       --          (915)
                                                -----    --------   --------   --------   --------    --------    --------
BALANCE AT SEPTEMBER 30, 1999                   4,140    $      5   $ 30,086   $ 31,717   $ (9,421)   $   (305)   $ 52,082
                                                -----    --------   --------   --------   --------    --------    --------
                                                -----    --------   --------   --------   --------    --------    --------

Disclosure of reclassification amount:

Unrealized loss on securities AFS arising
 during period                                                                                                    $ (3,728)
Reclassification adjustment for gains
 included in income, net of tax of  $15                                                                                 28
                                                                                                                  --------
Net unrealized loss on securities AFS,
 net of tax                                                                                                       $ (3,700)
                                                                                                                  --------
                                                                                                                  --------


See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                  Nine Months Ending
                                                                                    September 30,
                                                                            ---------------------------
                                                                              1999               1998
                                                                            --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $  3,034           $  4,017
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                             1,666              1,315
     Tax benefit realized from utilization of deferred tax assets              1,451              2,256
     Provision for possible loan losses                                          460                150
     Net realized gains on securities available for sale                         (43)              (959)
     Net increase in trading account                                               -              5,223
     Write-down of other real estate owned                                        52                  -
     Gain on sale of other real estate owned and other assets                    (14)                 -
     (Increase) decrease in accrued interest receivable and other               (392)                 5
     assets
     Increase in accrued interest payable and other liabilities                  593                891
                                                                            --------           --------
         Net cash provided by operating activities                             6,807             12,898
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net decrease in federal funds sold                                        8,721              2,487
     Net decrease (increase) in interest-bearing accounts                        113               (783)
     Net increase in loans                                                   (40,999)           (38,702)
     Purchases of securities available for sale                              (38,543)           (21,274)
     Proceeds from sales of securities available for sale                     11,031             12,442
     Proceeds from maturities of securities available for sale                17,729              7,837
     Purchases of securities held to maturity                                      -             (7,035)
     Proceeds from maturities of securities held to maturity                   4,234             18,506
     Capital expenditures                                                     (3,024)            (4,102)
     Proceeds from sale of other real estate owned                               191                  -
                                                                            --------           --------
         Net cash used in investing activities                               (40,547)           (30,624)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in demand deposits, NOW accounts,
         savings and money-market accounts                                    30,553             (2,704)
     Net increase in certificates of deposit and time deposits                 9,110             19,560
     Proceeds from advances on other borrowings and long term debt             2,413              3,006
     Principal payments on other borrowings and long term debt                (3,424)            (2,307)
     Purchase of treasury stock                                                 (915)            (5,747)
     Proceeds from exercise of common stock options                                6                 14
                                                                            --------           --------
         Net cash provided by financing activities                            37,743             11,822

Net increase (decrease) in cash and due from banks                             4,003             (5,904)
Cash and due from banks at beginning of period                                16,473             27,278
                                                                            --------           --------
Cash and due from banks at end of period                                    $ 20,476           $ 21,374
                                                                            --------           --------
                                                                            --------           --------
SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                          $ 11,557           $ 10,942
     Federal income taxes paid                                                   182                 64
Non-cash items:
     Loans originated to facilitate the sale of foreclosed assets                 90                  -
     Loan foreclosures                                                             -                 99


See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Bancshares Corporation of Texas and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the parent company and all subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain items in prior period financial statements have been reclassified in conformity with the current period presentation. The consolidated financial statements are unaudited, but include all adjustments (consisting primarily of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results of the periods presented. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be reported for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K/A for the year ended December 31, 1998.


NOTE 2 - SUBSIDIARIES

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NBT Securities Holdings, Inc. and NBT of Delaware, Inc. It also includes the accounts of NBT Securities Holdings, Inc.'s wholly-owned subsidiary, NBC Financial, Inc. and the accounts of NBT of Delaware, Inc.'s wholly-owned subsidiaries (i) NBC Bank, N.A., (Eagle Pass, Texas); (ii) NBC Bank - Laredo, N.A., (Laredo, Texas); (iii) NBC Bank, (Rockdale, Texas); (iv) NBC Bank - Central, N.A., (Luling, Texas); and (v)
NBC Holdings - Texas, Inc., (San Antonio, Texas).

NBC Financial, Inc. was approved by all appropriate regulatory authorities as a fully-disclosed introducing broker/dealer, and began operations in September 1999. All securities transactions for NBC Financial, Inc. are being cleared through Pershing, a division of Donaldson, Lufkin & Jenrette Securities Corporation. NBC Financial, Inc. provides general securities services for customers of our banks and the general public, and will operate pursuant to a leasing arrangement in several of the banks or branches.

NOTE 3 - INVESTMENT SECURITIES

The following tables present the amortized cost and approximate fair value of the investment securities portfolio as of September 30, 1999 and December 31, 1998 (Dollars in thousands):


                                                                                   September 30, 1999
                                                              ------------------------------------------------------
                                                                                Gross         Gross
                                                              Amortized         Unrealized Unrealized   Approximate
                                                                 Cost             Gains      Losses      Fair Value
                                                              ------------------------------------------------------
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury securities                                    $182,604       $  2,042       $    (94)       $184,552
  U.S. Government agency and mortgage-backed securities         41,084             92           (794)         40,382
  Other securities including Federal Reserve Bank stock          8,925            530         (2,237)          7,218
                                                              --------       --------       --------        --------
   Total                                                      $232,613       $  2,664       $ (3,125)       $232,152
                                                              --------       --------       --------        --------
                                                              --------       --------       --------        --------
SECURITIES HELD TO MATURITY:
  U.S. Treasury securities                                    $      -       $      -       $      -        $      -
  U.S. Government agency and mortgage-backed securities              -              -              -               -
  Foreign debt securities                                           66              -             (4)             62
                                                              --------       --------       --------        --------
   Total                                                      $     66       $      -       $     (4)       $     62
                                                              --------       --------       --------        --------
                                                              --------       --------       --------        --------


                                                                            DECEMBER 31, 1998
                                                            ----------------------------------------------------
                                                                            GROSS         GROSS
                                                            AMORTIZED     UNREALIZED    UNREALIZED   APPROXIMATE
                                                               COST          GAINS        LOSSES      FAIR VALUE
                                                             --------      --------      --------       --------
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury securities                                   $127,081      $  7,038      $     --       $134,119
  U.S. Government agency and mortgage-backed securities         1,977            24            --          2,001
  Other securities including Federal Reserve Bank stock         8,354            --        (1,916)         6,438
                                                             --------      --------      --------       --------
   Total                                                     $137,412      $  7,062      $ (1,916)      $142,558
                                                             ========      ========      ========       ========

SECURITIES HELD TO MATURITY:
  U.S. Treasury securities                                   $ 87,885      $  4,464      $     --       $ 92,349
  U.S. Government agency and mortgage-backed securities         1,973            13            --          1,986
  Foreign debt securities                                          65             2            (3)            64
                                                             --------      --------      --------       --------
   Total                                                     $ 89,923      $  4,479      $     (3)      $ 94,399
                                                             ========      ========      ========       ========


Unrealized gains and losses on investment securities held at September 30, 1999 and December 31, 1998 have been determined to be temporary market fluctuations.

During the period ended September 30, 1999, pursuant to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," the Company transferred securities with a fair value of $103,644,000 from the held to maturity category into the available for sale category.

The following table shows the maturity schedule of the Company's investment portfolio as of September 30, 1999 (Dollars in thousands):

                                                   SEPTEMBER 30, 1999
                                   ----------------------------------------------------
                                      AVAILABLE FOR SALE         HELD TO MATURITY
                                   ------------------------   -------------------------
                                   AMORTIZED    APPROXIMATE   AMORTIZED     APPROXIMATE
                                     COST       FAIR VALUE       COST       FAIR VALUE
                                   --------     ----------     --------     ----------
Due in one year or less            $ 21,520      $ 21,618      $     --      $     --
Due in one year to five years       133,685       134,663            41            40
Due from five to ten years           64,504        64,732            25            22
Due after ten years                   1,992         1,992            --            --
                                   --------      --------      --------      --------
    Total                          $221,701      $223,005      $     66      $     62
Equity Securities                     8,293         6,586            --            --
Mortgage backed securities            2,279         2,221            --            --
Federal Reserve Bank Stock              340           340            --            --
                                   --------      --------      --------      --------
    Total                          $232,613      $232,152      $     66      $     62
                                   ========      ========      ========      ========


The carrying value of investment securities pledged to secure public funds amounted to approximately $84,697,000 at September 30, 1999 and $55,824,000 at December 31, 1998.

NOTE 4 - LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

An analysis of the allowance for possible loan losses for the nine months ended September 30, 1999 and 1998 is presented below:

                                                    NINE MONTHS ENDED
                                                -------------------------------
                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                   1999              1998
                                                  -------           -------
                                                    (Dollars in Thousands)
Balance at beginning of year                      $ 2,670           $ 2,458
    Provisions for possible loan losses               460               150
    Losses charged to the allowance                  (138)             (197)
    Recoveries credited to the allowance               80               236
                                                  -------           -------
       Net (charge-offs) recoveries                   (58)               39
                                                  -------           -------
Balance at end of period                          $ 3,072           $ 2,647
                                                  =======           =======


A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. At September 30, 1999 and 1998, the Banks have impaired loans of $2,404,000 and $1,806,000, respectively. The allowance for loan losses related to those loans was $488,000 and $144,000, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 1999 and 1998, was $1,500,000 and $1,583,000, respectively. Interest income of approximately $47,000 and $40,000 on impaired loans was recognized for cash payments received during the nine months ended September 30, 1999 and 1998, respectively.

NOTE 5 - OTHER BORROWINGS AND NOTES PAYABLE

On September 30, 1999, a subsidiary bank holding company maintained a margin account which is secured by investment securities. The interest rate is variable (6.625% at September 30, 1999). The balance at September 30, 1999 was $3,647,000.

On October 2, 1998, the Company executed a $7.5 million revolving line of credit with The Independent Bankers Bank in Dallas. The note bears a variable interest rate at prime rate as published by the Wall Street Journal (8.25% at September 30, 1999). Interest only payments are due quarterly beginning January 2, 1999 with the balance of unpaid principal plus accrued interest due at maturity. The note matures on October 2, 1999. The note is collateralized by the common stock of NBT of Delaware, Inc. and the stock of the subsidiary banks. The balance at September 30, 1999 was $3,236,000. The note was renewed on October 2, 1999.

In July 1995, September 1998, December 1998 and January 1999, a subsidiary Bank borrowed $175,000, $100,000, $1,250,000 and $1,000,000, respectively, from the Federal Home Loan Bank of Dallas. The notes bear interest rates of 6.393%, 5.15%, 5.126%, and 5.216%, respectively. The maturity dates of the notes are August 2015, October 2018, January 2004, and February 2004, respectively. Principal and interest payments are due monthly in the approximate amount of $44,781 per month in the aggregate with the remaining balances due at maturity. The aggregate balance outstanding at September 30, 1999 was $2,249,000.

NOTE 6 - INCOME TAX EXPENSE

The provision for Federal income tax expense is less than that computed by applying the federal statutory rate of 34% as indicated in the following analysis:

                                       NINE MONTHS ENDED
                                   -----------------------------
                                   SEPTEMBER 30,   SEPTEMBER 30,
                                       1999             1998
                                     -------           -------
                                      (Dollars in Thousands)
Tax based on statutory rate          $ 1,565           $ 2,154
Effect of tax-exempt income              (12)              (12)
Alternative minimum tax                   92               127
Goodwill                                  21                21
Other, net                               (98)               30
                                     -------           -------
Federal income tax expense           $ 1,568           $ 2,320
                                     =======           =======


For Federal income tax purposes, the Company has approximately $99 million in net operating loss carryforwards as of September 30, 1999 which will be available to reduce income tax liabilities in future years. The preconfirmation net operating loss carryforwards arose from the Company's emergence from a reorganization under Chapter 11 of the United States Bankruptcy Code in May 1992. If unused, approximately $95 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

Pursuant to SFAS No. 109, the Company has available certain deductible temporary differences and net operating loss carryforwards for use in future tax reporting periods, which created deferred tax assets. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the nine months ended September 30, 1999 and 1998, the deferred tax asset valuation allowance was reduced by $1,451,000 and $2,254,000, respectively, to adjust the recorded net deferred tax asset to an amount considered more likely than not to be realized. The deferred tax asset net of the valuation allowance and recorded on the books of the Company was $900,000 at September 30, 1999. Realization of this asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Realization could also be affected by a significant ownership change of the Company over a period of three years as set forth in the Internal Revenue Code. Although realization of the net deferred tax asset is not assured because of these uncertainties, management believes it is more likely than not that a significant portion of the recorded deferred tax asset will be realized.

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

NOTE 8 - STOCK REPURCHASE PLAN

On May 15, 1997, the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 500,000 shares of the Company's common stock through the open market based on market conditions. On May 20, 1999, the Board of Directors approved the buyback of an additional

400,000 shares. In 1999 and 1998, 57,825 and 463,675 shares were purchased, respectively, by the Company through the open market at an average cost of $15.85 and $18.35 per share, respectively.


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



RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1999 was $1,045,000 or $.24 per diluted share compared with $1,201,000 or $.26 per diluted share for the three months ended September 30, 1998. The third quarter of 1999 included net investment and other real estate gains in the amount of $10,000, net of tax, and the third quarter of 1998 included net investment gains and miscellaneous income of $171,000, net of tax. With the exclusion of such items, net income for the third quarter of 1999 and 1998 was $1,035,000, or $.24 per diluted share and $1,030,000 or $.22 per diluted share, respectively. Net interest income for the three months ended September 30, 1999 increased $434,000 over the same period of 1998 which is due primarily to internal growth of 33% in the loan portfolio. Non-interest expenses were up $585,000, or 15%, for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This was primarily due to salary and occupancy expenses involved with the opening of a new branch in San Antonio in the first quarter of 1999. Non-interest income increased $165,000 or 19% for the three months ended September 30, 1999, excluding the non-operating items, which is primarily from an increase in service charge income. The provision for possible loan losses was $103,000 higher for the three months ended September 30, 1999 than in the corresponding period last year to bring the loan loss reserve to an adequate level attributable to loan growth in the quarter. For the three months ended September 30, 1999, the Company's return on average assets was .77% or .76%, excluding the non-operating items. The return on average assets for the three months ended September 30, 1998 was .99% or .85% after excluding the non-operating items.

Net income for the nine months ended September 30, 1999 was $3,034,000, or $.71 per diluted share compared to $4,017,000, or $.85 per diluted share for the nine months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, the Company had $122,000 and $1,192,000 of non-operating items, net of tax. Excluding such items, net income for such nine month period was $2,912,000 or $.68 per diluted share, up from $2,825,000, or $.60 per diluted share for the nine months ended September 30, 1998. Average assets have increased $48 million or 10% to $527 million at September 30, 1999 from an average of $479 million at September 30, 1998.

NET INTEREST INCOME

Net interest income constitutes the principal source of income for the Banks and represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The increase of $1,288,000 or 9.6% in net interest income for the nine months ended September 30, 1999 compared to the same period in 1998 was due primarily to internal loan growth. Average loans increased $56 million or 35% over the third quarter of 1998. Interest income increased $1,726,000 or 7% over the same period in 1998 due primarily to internal loan growth. Interest expense increased $438,000 or 4% over the same period in 1998 due primarily to the $377,000 increase in interest expense on indebtedness which was incurred to repurchase shares of Company stock pursuant to the plan discussed in Note 8. The net interest margin for the nine months ended September 30, 1999 was unchanged at 4.23% when compared to September 30, 1998. The net interest margin is the net return on earning assets which is computed by dividing taxable equivalent net interest income by average total earning assets.

The net interest spread increased ten basis points to 3.70% for the nine months ended September 30, 1999 from 3.60% at September 30, 1998. The increase in the net interest spread is primarily due to the decrease in rates being paid on deposits.

                       INTEREST EARNED/INCURRED AND RATES
                             (Dollars in thousands)

                                                          FOR THE THREE MONTHS ENDED                 FOR THE THREE MONTHS ENDED
                                                              SEPTEMBER 30, 1999                         SEPTEMBER 30, 1998
                                                  ---------------------------------------     --------------------------------------
                                                                  INTEREST                                   INTEREST
                                                  AVERAGE         INCOME/       AVERAGE        AVERAGE       INCOME/       AVERAGE
                                                  BALANCE         EXPENSE      YIELD/RATE      BALANCE       EXPENSE      YIELD/RATE
                                                  -------         -------      ----------      -------       -------      ----------
INTEREST-EARNING ASSETS:
  Interest-bearing accounts                     $   2,193        $      28         5.07%      $     769      $      10       5.16%
  Federal funds sold                               24,676              316         5.08%         26,409            387       5.81%
  Investment securities (F):
    US Treasuries                                 188,736            2,960         6.22%        228,080          3,597       6.26%
    US Government agencies                         35,046              516         5.84%          4,513             70       6.15%
    Other                                           1,737               71        16.22%            647             10       6.13%
                                                ---------        ---------         ----       ---------      ---------       ----
        Total investment securities               225,519            3,547         6.24%        233,240          3,677       6.25%
  Loans, net of discounts (A)                     226,388            5,165         9.05%        171,677          4,338      10.02%
                                                ---------        ---------         ----       ---------      ---------       ----
        Total interest-earning assets             478,776            9,056         7.50%        432,095          8,412       7.72%

NON-INTEREST BEARING ASSETS:
  Cash and due from banks                          20,440                                       17,365
  Allowance for possible loan losses               (2,956)                                      (2,576)
  Other assets                                     45,408                                       39,745
                                                ---------                                      --------
        Total assets                            $ 541,668                                     $486,629
                                                =========                                     ========

INTEREST-BEARING LIABILITIES:
  Interest bearing transaction accounts            69,474              431         2.46%         61,051            400       2.60%
  Savings, money market and certificates
of deposit                                        332,918            3,348         3.99%        300,245          3,302       4.36%
  Other debt                                       10,277              173         6.68%          2,536             43       6.73%
                                                ---------        ---------         ----       ---------      ---------       ----
        Total interest-bearing liabilities        412,669            3,952         3.80%        363,832          3,745       4.08%
Non-interest bearing liabilities:
  Demand deposits                                  73,613                                        63,810
  Other liabilities                                 3,250                                         4,792
                                                ---------                                      --------
      Total liabilities                           489,532                                       432,434
STOCKHOLDERS' EQUITY (F)                           52,136                                        54,195
                                                ---------                                      --------
      Total liabilities and stockholders'
       equity                                   $ 541,668                                      $486,629
                                                =========                                      ========

Taxable equivalent net interest income                               5,104                                       4,667
Less:  taxable equivalent adjustment                                     5                                           3
                                                                 ---------                                   ---------
Net interest income                                              $   5,099                                   $   4,664
                                                                 =========                                   =========
Net interest spread (B)                                                           3.70%                                      3.64%
                                                                                  ====                                       ====
Net interest margin (C)                                                           4.23%                                      4.29%
                                                                                  ====                                       ====
SELECTED OPERATING RATIOS:
  Return on assets (D)                                                            0.77%                                      0.99%
                                                                                  ====                                       ====
  Return on equity (E)                                                            8.02%                                      8.86%
                                                                                  ====                                       ====


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

                                                         FOR THE NINE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30, 1999                          SEPTEMBER 30, 1998
                                                 ----------------------------------------      -------------------------------------
                                                                  INTEREST                                    INTEREST
                                                 AVERAGE          INCOME/       AVERAGE        AVERAGE        INCOME/       AVERAGE
                                                 BALANCE          EXPENSE      YIELD/RATE      BALANCE        EXPENSE     YIELD/RATE
                                                 -------          -------      ----------      -------        -------     ----------
INTEREST-EARNING ASSETS:
  Interest-bearing accounts                     $   2,265        $      87         5.14%      $   1,169      $      42       4.80%
  Federal funds sold                               23,431              898         5.12%         26,131          1,051       5.38%
  Investment securities (F):
    US Treasuries                                 201,051            9,421         6.26%        235,126         11,065       6.29%
    US Government agencies                         24,304            1,050         5.78%          4,501            216       6.42%
    Other                                           1,675              212        16.92%            635             29       6.11%
                                                ---------        ---------         ----       ---------      ---------       ----
        Total investment securities               227,030           10,683         6.29%        240,262         11,310       6.29%
  Loans, net of discounts (A)                     213,543           14,558         9.11%        157,814         12,092      10.24%
                                                ---------        ---------         ----       ---------      ---------       ----
        Total interest-earning assets             466,269           26,226         7.52%        425,376         24,495       7.70%

NON-INTEREST BEARING ASSETS:
  Cash and due from banks                          18,946                                        18,274
  Allowance for possible loan losses               (2,829)                                       (2,533)
  Other assets                                     45,076                                        38,192
                                                ---------                                      --------
        Total assets                            $ 527,462                                      $479,309
                                                =========                                      ========

INTEREST-BEARING LIABILITIES:
  Interest bearing transaction accounts            66,766            1,210         2.42%         61,772          1,217       2.63%
  Savings, money market and certificates
of deposit                                        323,838            9,714         4.01%        294,796          9,646       4.37%
  Other debt                                       11,162              559         6.70%          3,296            182       7.38%
                                                ---------        ---------         ----       ---------      ---------       ----
        Total interest-bearing liabilities        401,766           11,483         3.82%        359,864         11,045       4.10%
NON-INTEREST BEARING LIABILITIES:
  Demand deposits                                  71,963                                        62,429
  Other liabilities                                 3,091                                         4,350
                                                ---------                                      --------
      Total liabilities                           476,820                                       426,643
STOCKHOLDERS' EQUITY (F)                           50,642                                        52,666
                                                ---------                                      --------
      Total liabilities and stockholders'
        equity                                  $ 527,462                                      $479,309
                                                =========                                      ========
Taxable equivalent net interest income                              14,743                                      13,450
Less:  taxable equivalent adjustment                                    15                                          11
                                                                 ---------                                   ---------
Net interest income                                              $  14,728                                   $  13,439
                                                                 =========                                   =========
Net interest spread (B)                                                            3.70%                                     3.60%
                                                                                   ====                                      ====
Net interest margin (C)                                                            4.23%                                     4.23%
                                                                                   ====                                      ====
SELECTED OPERATING RATIOS:
  Return on assets (D)                                                             0.77%                                     1.12%
                                                                                   ====                                      ====
  Return on equity (E)                                                             8.01%                                    10.20%
                                                                                   ====                                     =====


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

The following table analyzes the increase in taxable-equivalent net interest income stemming from changes in interest rates and from asset and liability volume, including mix, for the three and nine months ended September 30, 1999 and 1998. Non-accruing loans have been included in assets for calculating this table, thereby reducing the yield on loans. The changes in interest due to both rate and volume in the table below have been allocated to volume or rate change on a pro-rata basis.

          ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                           1999 VS. SEPTEMBER 30, 1998
                                                      ------------------------------------
                                                                       Due to Changes in
                                                       Increase       --------------------
                                                      (Decrease)      Rates         Volume
                                                      ----------      -----         ------
                                                              (Dollars in Thousands)
TAXABLE-EQUIVALENT INTEREST INCOME:
     Interest-bearing accounts                         $    18       $    (1)      $    19
     Federal funds sold                                    (71)          (45)          (26)
     Investment securities                                (130)           (8)         (122)
     Loans, net of discounts                               827          (551)        1,378
                                                       -------       -------       -------
         Total taxable-equivalent interest income      $   644       $  (605)      $ 1,249
INTEREST EXPENSE:
     Interest-bearing deposits                              77          (336)          413
     Other debt                                            130            (1)          131
                                                       -------       -------       -------
         Total interest expense                            207          (337)          544
                                                       -------       -------       -------
TAXABLE-EQUIVALENT NET INTEREST INCOME                 $   437       $  (268)      $   705
                                                       =======       =======       =======


                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                           1999 VS. SEPTEMBER 30, 1998
                                                      ------------------------------------
                                                                       Due to Changes in
                                                       Increase       --------------------
                                                      (Decrease)      Rates         Volume
                                                      ----------      -----         ------
                                                              (Dollars in Thousands)
TAXABLE-EQUIVALENT INTEREST INCOME:
     Interest-bearing accounts                         $    45       $     4       $    41
     Federal funds sold                                   (153)          (30)         (123)
     Investment securities                                (627)           (3)         (624)
     Loans, net of discounts                             2,466        (1,206)        3,672
                                                       -------       -------       -------
         Total taxable-equivalent interest income      $ 1,731       $(1,235)      $ 2,966
INTEREST EXPENSE:
     Interest-bearing deposits                              62          (660)          722
     Other debt                                            377           (38)          415
                                                       -------       -------       -------
         Total interest expense                            439          (698)        1,137
                                                       -------       -------       -------
TAXABLE-EQUIVALENT NET INTEREST INCOME                 $ 1,292       $  (537)      $ 1,829
                                                       =======       =======       =======


Taxable-equivalent net interest income for the nine months ended September 30, 1999 increased $1.3 million or 9.6% over the same period in 1998. The increase is reflected in the increase in the volume of earning assets and in the increase in the volume of interest bearing liabilities.

INTEREST RATE SENSITIVITY

Management seeks to maintain consistent growth of net interest income through periods of changing interest rates by avoiding fluctuating net interest margins. Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to repricing characteristics of interest earning assets and liabilities.

The following table indicates the Company's interest rate sensitivity position at September 30, 1999:

                 INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES
                             (Dollars in thousands)

                                                                                                          NON-RATE
                                                            RATE SENSITIVE                                SENSITIVE
                                     -------------------------------------------------------------        ---------
                                     IMMEDIATELY        WITHIN           WITHIN                            OVER
                                      0-30 DAYS         90 DAYS         ONE YEAR           TOTAL          ONE YEAR         TOTAL
                                      ---------        ---------        ---------        ---------        ---------      ---------
    Loans, net of discounts           $  64,171        $  10,288        $  22,672        $  97,131        $ 136,030      $ 233,161
    Investment securities                 2,006            4,025           15,587           21,618          210,600        232,218
    Federal funds sold                   28,474               --               --           28,474               --         28,474
    Interest-bearing accounts               310              885              585            1,780              450          2,230
                                      ---------        ---------        ---------        ---------        ---------      ---------
          Total earning assets        $  94,961        $  15,198        $  38,844        $ 149,003        $ 347,080      $ 496,083
                                      =========        =========        =========        =========        =========      =========
Interest-bearing liabilities:
    Interest-bearing transaction,
    savings and money market          $ 184,940               --               --        $ 184,940               --      $ 184,940
    Certificates and time deposits       47,227           49,886          119,630          216,743           11,394        228,137

    Debt                                  6,918               70              322            7,310            1,822          9,132
                                      ---------        ---------        ---------        ---------        ---------      ---------
          Total interest-bearing
             liabilities              $ 239,085        $  49,956        $ 119,952        $ 408,993        $  13,216      $ 422,209
                                      =========        =========        =========        =========        =========      =========

Interest sensitivity gap              $(144,124)       $ (34,758)       $ (81,108)       $(259,990)
                                      =========        =========        =========        =========

Cumulative gap                        $(144,124)       $(178,882)       $(259,990)       $(259,990)
                                      =========        =========        =========        =========

Ratio of earning assets to
    interest-bearing liabilities           39.7%            30.4%            32.4%            36.4%



The interest rate sensitivity table reflects a cumulative liability sensitive position during the one-year period shown. Generally, this indicates that the liabilities reprice more quickly than the assets in a given period, and that a decline in market rates will benefit net interest income. An increase in market rates would have the opposite effect.

NON-INTEREST INCOME

The major components of non-interest income are service charges and fees earned on deposit accounts. The following table summarizes changes in non-interest income for the nine months ended September 30, 1999 and 1998:

                               NON-INTEREST INCOME
                             (Dollars in thousands)

                                                    NINE MONTHS ENDED             1999/1998
                                                  ----------------------     ---------------------
                                                  SEPTEMBER    SEPTEMBER
                                                  30, 1999      30, 1998     $ CHANGE     % CHANGE
                                                  --------      --------     --------     --------
Service charges and fees                           $ 2,608      $ 2,404      $   204         8.5%
Net realized gains on sales of securities               43          565         (522)      -92.4%
Net trading profits                                     --          959         (959)      -100.0%
Net gains on sales of other real estate owned           14           --           14       100.0%
Miscellaneous income                                   525          410          115        28.0%
                                                   -------      -------      -------        ----
   Total non-interest income                       $ 3,190      $ 4,338      $(1,148)      -26.5%
                                                   =======      =======      =======        ====


The $1.1 million or 26.5% decrease in non-interest income for the nine months ended September 30, 1999 is due primarily to the $1.5 million decrease in net securities gains and trading account profits over the nine months ended September 30, 1998. Excluding the gains on sales of securities and other real estate owned, non-interest income increased $333,000 or 11.8% over the nine months ended September 30, 1998. Service charges on deposit accounts increased $204,000 or 8.5% over the nine months ended September 30, 1998. This increase is a result of some fee increases and broad based deposit growth.

NON-INTEREST EXPENSE

Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense. The following table summarizes the changes in non-interest expense for the nine months ended September 30, 1999 and 1998:

                              NON-INTEREST EXPENSE
                             (Dollars in thousands)

                                              NINE MONTHS ENDED                    1999/1998
                                         --------------------------         --------------------------
                                         SEPTEMBER       SEPTEMBER
                                         30, 1999         30, 1998          $ CHANGE          % CHANGE
                                         --------         --------          --------          --------
Salaries and employee benefits            $ 6,728          $ 5,795          $   933             16.1%
Occupancy and equipment expenses            2,398            1,918              480             25.0%
Data processing fees                          244              199               45             22.6%
FDIC insurance                                 38               36                2              5.6%
Insurance                                     101               77               24             31.2%
Office supplies                               523              464               59             12.7%
Postage and courier                           390              379               11              2.9%
Professional fees                             570              670             (100)           -14.9%
Goodwill amortization                         282              282                0              0.0%
Miscellaneous other expenses                1,582            1,471              111              7.5%
                                          -------          -------          -------             ----
   Total non-interest expense             $12,856          $11,291          $ 1,565             13.9%
                                          =======          =======          =======             ====


Total non-interest expense for the nine months ended September 30, 1999 increased $1.6 million or 13.9% over 1998. Salaries and benefits rose $933,000 or 16.1% in 1999. Salaries and benefits increased due primarily to the hiring of personnel for the San Antonio branch which was opened during the first quarter of 1999 and to the opening of the San Marcos and South Laredo branches in March 1998. The $480,000 or 25% increase in occupancy and equipment expenses is due to the construction of the new 30,000 square foot building and associated equipment costs for the San Antonio branch in addition to the new facilities and equipment associated with the San Marcos and South Laredo branches.

INCOME TAXES

The Company recognized income tax expense of $1,568,000 for the nine months ended September 30, 1999 compared to $2,320,000 for the nine months ended September 30, 1998. At September 30, 1999, the Company had approximately $99 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years. If unused, approximately $95 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

LOANS

The following table presents the composition of the Company's loan portfolio by type of loan:

                                 LOAN PORTFOLIO
                             (Dollars in thousands)

                                            SEPTEMBER     % OF       DECEMBER 31,   % OF       SEPTEMBER
                                            30, 1999      TOTAL         1998        TOTAL       30, 1998
                                            --------      -----       --------      -----       --------
Commercial                                  $ 40,008       17.1%      $ 35,389       18.4%      $ 28,251
Real estate construction                      19,731        8.5%        12,125        6.3%        12,851
Real estate mortgage                         146,958       63.0%       119,654       62.3%       108,627
Consumer installment,  net of unearned
discount                                      26,464       11.4%        25,051       13.0%        25,227
                                            --------      -----       --------      -----       --------
   Total loans                              $233,161      100.0%      $192,219      100.0%      $174,956
                                            ========      =====       ========      =====       ========


Total loans have increased 21.2% and 33.2% since December 31, 1998 and September 30, 1998, respectively. Real estate mortgage loans have shown a 22.8% and 35.2% increase since December 31, 1998 and September 30, 1998, respectively. The increase in total loans has been from loan originations at existing locations.


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

The Company recorded net charge-offs of $58,000 for the nine months ended September 30, 1999 compared to net recoveries of $39,000 for the nine months ended September 30, 1998.

The following table summarizes, for the periods presented, the activity in the allowance for loan losses arising from provisions credited to operations, loans charged off and recoveries of loans previously charged off.

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             ------------------------------
                                                                 1999            1998
                                                               ---------       ---------
Average loans outstanding                                      $ 213,543       $ 157,814

Balance of allowance for loan losses at beginning of year      $   2,670       $   2,458
Provision for loan losses                                            460             150
Charge-Offs:
     Commercial                                                       49              44
     Real estate construction                                         --              --
     Real estate mortgage                                             --              27
     Consumer installment                                             89             126
                                                               ---------       ---------
         Total charge-offs                                           138             197
                                                               ---------       ---------
Recoveries:
     Commercial                                                       15              17
     Real estate construction                                         --              --
     Real estate mortgage                                             20              58
     Consumer installment                                             45             161
                                                               ---------       ---------
         Total recoveries                                             80             236
                                                               ---------       ---------
         Net charge-offs (recoveries)                                 58             (39)
                                                               ---------       ---------
Balance of allowance for loan losses at end of period          $   3,072       $   2,647
                                                               =========       =========

Net charge-offs (recoveries) as a percentage
     of average loans outstanding                                   0.03%         -0.02%
                                                               =========       =========
Allowance for loan losses as a percentage of:
     Total loans, net of unearned discount                          1.32%           1.51%
                                                               =========       =========

NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans and foreclosed real estate. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is ninety days or more past due. All installment loans past due ninety days or more are placed on non-accrual, unless the loan is well secured or in the process of collection. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.

Foreclosed real estate consists of property which has been acquired through foreclosure. At the time of foreclosure, the property is recorded at the lower of the estimated fair value less selling expenses or the loan balance with any write down charged to the allowance for loan losses. Any future write-downs on the property are charged to operations.

The following table discloses non-performing assets and loans 90 days past due and still accruing interest as of September 30, 1999 and December 31, 1998:
(Dollars in thousands)

                              NON-PERFORMING ASSETS
                             (Dollars in Thousands)

                                                   SEPTEMBER 30,     DECEMBER 31,
                                                       1999             1998
                                                      ------           ------
Non-accrual loans                                     $2,404           $  899

Foreclosed real estate                                   965            1,195
                                                      ------           ------
     Total non-performing assets                      $3,369           $2,094
                                                      ======           ======

Non-performing assets as a percentage of:
     Total assets                                       0.61%            0.41%
     Total loans plus foreclosed real estate            1.44%            1.08%

Accruing loans past due 90 days or more               $  182           $  311


Independent third party loan reviews of the subsidiary Banks are performed on an annual basis. The loans are also reviewed by banking regulators, typically on an eighteen-month basis. On a monthly basis, the Board of Directors' Loan Committee of each Bank reviews new loans, renewals and delinquencies. Management of each Bank monitors on a continuing basis those loans which it feels should be followed closely. The Banks are required by regulation to periodically appraise foreclosed real estate.

LIQUIDITY

Liquidity is the ability to have funds available at all times to meet the commitments of the Company. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and short-term investments in time deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the Company's trade area. The Banks have not and do not solicit brokered deposits as a funding source. The liquidity of the Company is enhanced by the fact that 75% of total deposits at September 30, 1999 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At September 30, 1999, the Company's liquid assets totaled $283 million or 51.4% of total gross assets, compared to 39% at September 30, 1998. Secondary sources of liquidity include the Banks' ability to sell loan participations and purchase federal funds. NBC-Eagle Pass has an approved federal funds line at a correspondent bank. NBC-Laredo has an approved line of credit with the Federal Home Loan Bank.

The Company's principal source of funds consists of dividends received from the Banks, which derive their funds from deposits, interest and principal payments on loans and investment securities, sales of investment securities and borrowings.

CAPITAL RESOURCES

Total stockholders' equity decreased $1.8 million to $52.1 million at September 30, 1999 from $53.9 million at September 30, 1998. The ratio of total stockholders' equity to total assets was 9.5% at September 30, 1999 compared with 11.0% at September 30, 1998. The Company began a stock repurchase plan in 1997 and has repurchased 521,500 common shares at a cost of $9.4 million as of September 30, 1999, which is one of the reasons for the decrease the unrealized gain in the available for sale securities porfolio in total stockholders' equity. The other reason for the decline is that the unrealized gain in the available for sale securities portfolio declined $4.6 million due to market fluctuations.

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

The table below illustrates the Company and its subsidiary Banks' compliance with the risk-based capital guidelines as of September 30, 1999:

                                                                NBC              NBC           NBC            NBC
                                               CONSOLIDATED  EAGLE PASS        LAREDO        ROCKDALE        LULING
                                               ------------  ----------        ------        --------        ------
                                                                      (DOLLARS IN THOUSANDS)
Total average assets (net of goodwill)          $533,090      $291,282        $ 92,227       $108,522       $ 29,873
Risk weighted assets (net of goodwill)          $253,564      $146,214        $ 59,722       $ 32,611       $ 18,731

Tier 1 capital                                  $ 42,388      $ 17,821        $  8,268       $  7,051       $  3,998
Total capital                                   $ 45,460      $ 19,316        $  8,943       $  7,459       $  4,236

Leverage ratio                                      7.95%         6.12%           8.96%          6.50%         13.38%
Risk based capital ratios:
     Tier 1                                        16.72%        12.19%          13.84%         21.62%         21.34%
     Total capital                                 17.93%        13.21%          14.97%         22.87%         22.61%


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

The Company has a Y2K project team comprising technological, data processing, and operations personnel from each of the Banks' management. The project team has developed and has executed a planned review and risk assessment of all technology items used in the Company's operations, including core data processing systems, as well as material relationships with suppliers, correspondents, and customer groups. The identification of critical items and relations, and the renovation or replacement of items which are non-compliant with current guidelines were complete in 1998 in accordance with regulatory agency guidelines. Y2K compliance was effected through data processing hardware and software upgrades and purchases of new equipment with an estimated aggregate cost of approximately $600,000. The Company's regulators, the Federal Reserve Bank, the Office of the Comptroller of Currency, and the Federal Deposit Insurance Corporation regularly review the Company's Y2K program and progress.

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

In an effort to avoid any adverse effects of a power outage, the Company has purchased a generator which will be installed and tested in December 1999.

The Company has successfully completed its Y2K effort on the non-mission critical items. The Company business resumption contingency plan is complete and successfully tested. However, it is subject to unique risks and uncertainties due to the interdependencies in business and financial markets, and the numerous activities and events outside of its control. The Company has substantially completed the external testing and monitoring and re-testing of third parties, however, it is unable to make assumptions as to the extent of Y2K failures that could result, nor quantify the potential adverse effect that such failures could have on the Company's operations, liquidity, and financial condition. Y2K risks will be continually evaluated and contingency plans revised throughout 1999.

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




                                    NATIONAL BANCSHARES CORPORATION OF TEXAS



 Date:  November 11, 1999           By: /s/  Anne R. Renfroe
                                       ----------------------------------------
                                    Anne Renfroe, Chief Accounting Officer and
                                    Principal Financial Officer