Form 10-K
period 1999-12-31
NATIONAL BANCSHARES CORP OF TEXAS
filed 2000-03-30
CIK 69834

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

             / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-13472

                                   * * * * * *

                    NATIONAL BANCSHARES CORPORATION OF TEXAS
           (Exact name of business issuer as specified in its charter)

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

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

         Issuer's revenues for its most recent fiscal year: $35,666,323 (Total Interest Income).

         State the aggregate market value of voting stock held by
non-affiliates based upon the closing AMEX sale price on March 20, 2000:
$61,256,037

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 20, 2000: 4,188,447 shares of Common Stock


                      DOCUMENTS INCORPORATED BY REFERENCE:
         Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2000.


================================================================================

                                                 TABLE OF CONTENTS

                                                      PART I

           Item   1.     Description of Business..........................................................    3
           Item   2.     Description of Property..........................................................    8
           Item   3.     Legal Proceedings................................................................    9
           Item   4.     Submission of Matters to a Vote of Security Holders..............................    9


                                                      PART II

           Item   5.     Market for Common Equity and Related Shareholder Matters.........................    9
           Item   6.     Selected Consolidated Financial Data.............................................   11
           Item   7.     Management's Discussion and Analysis.............................................   13
           Item  7a.     Quantitative and Qualitative Disclosures About Market Risk.......................   26
           Item   8.     Financial Statements.............................................................   29
           Item   9.     Changes and/or Disagreements with Accountants on Accounting and
                              Financial Disclosure........................................................   53


                                                     PART III

            Item 10.     Directors, Executive Officers, Promoters and Control Persons.....................   53
            Item 11.     Executive Compensation...........................................................   54
            Item 12.     Security Ownership of Certain Beneficial Owners and Management...................   54
            Item 13.     Certain Relationships and Related Transactions...................................   54


                                                      PART IV

            Item 14.     Exhibits and Reports on Form 8-K.................................................   54


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

         National Bancshares Corporation of Texas (the "Company") is a bank holding company incorporated in Texas on June 14, 1971, and registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company made the election to become a financial holding company under the Gramm-Leach-Bliley Act and the election was made effective by the Federal Reserve Bank on March 11, 2000. The Company successfully emerged from reorganization (the "Reorganization") under Chapter 11 of the United States Bankruptcy Code in May 1992. As a result of the Reorganization, the Company came under new management and control and its assets and liabilities were substantially restructured. The Company now conducts its banking operations through eleven locations which are owned by four separately chartered banks; NBC Bank-Laredo, N.A., Laredo, Texas, ("NBC-Laredo"), NBC Bank, N.A., Eagle Pass, Texas ("NBC-Eagle Pass"), NBC Bank, Rockdale, Texas ("NBC-Rockdale") and NBC Bank Central, N.A., Luling, Texas ("NBC-Luling"), (collectively, the "Banks"). NBC-Laredo, NBC-Eagle Pass, and NBC-Rockdale are wholly-owned subsidiaries of NBT of Delaware, Inc., a Delaware corporation that is a wholly-owned subsidiary of the Company. NBC-Luling is majority-owned by NBT of Delaware, Inc. The Company operates its data and item processing for the Banks through NBC Holdings-Texas, Inc., a wholly-owned subsidiary of NBT of Delaware, Inc. The Company operates a broker-dealer subsidiary, NBC Financial, Inc., a wholly-owned subsidiary of NBT Securities Holdings, Inc. NBT Securities Holdings, Inc. is a Delaware corporation that is a wholly-owned subsidiary of the Company. At December 31, 1999, the Company (on a consolidated basis) had total assets of $549.8 million, total investments securities of $221.3 million, total loans of $247.4 million, total deposits of $489.7 million, total stockholders' equity of $50.6 million and net operating loss carry-forwards for federal income tax purposes of $89 million. For the year ended December 31, 1999, the Company recorded net income of $2.7 million.

         The Company's executive offices are located at 12400 Hwy 281 North, San Antonio, Texas 78216-2811, and its telephone number is (210) 403-4200.

THE BANKS

         Each of the Banks is a separate entity which operates under the day-to-day management of its own board of directors and officers. The Banks grant agribusiness, commercial, residential and installment loans to customers primarily in Central and South Texas. The Banks also offer a range of commercial banking services, including acceptance of deposits. Deposit services include certificates of deposit, individual retirement accounts, checking accounts, interest-bearing checking accounts, savings accounts and money market accounts. In addition, the Banks provide traveler's checks, safe deposit boxes and other customary nondeposit banking services. The Banks provide limited escrow services. Loans consist of real estate loans, residential mortgages, construction loans, commercial loans directed at small to middle market businesses and loans to individuals. In addition, each of the Banks is subject to legal lending limits. Such limits generally restrict loans to any one customer in an amount not to exceed 15% of any one Bank's total capital plus the allowance for possible loan losses. NBC-Eagle Pass operates three branches, one located in San Antonio, Texas, one located in Marble Falls, Texas and one in Eagle Pass, Texas. NBC-Rockdale operates two branches, located in Giddings and Taylor, Texas. NBC-Laredo operates one branch location in South Laredo and will open a second branch in Laredo in April 2000. NBC-Luling operates one branch located in San Marcos, Texas which opened during the first quarter of 1998.

The following table sets forth certain financial information with respect to the Banks as of December 31, 1999 (Dollars in thousands):

                                                             ASSETS             LOANS            DEPOSITS
                                                       -----------------   ----------------  ----------------

                 NBC - Eagle Pass                            $  296,604       $  133,203        $  274,583

                 NBC - Rockdale                              $  113,209       $   34,961        $  101,536

                 NBC - Laredo                                $   99,401       $   60,636        $   88,461

                 NBC - Luling                                $   31,593       $   18,606        $   25,468


SERVICES OFFERED BY NBC SUBSIDIARY BANKS

COMMERCIAL BANKING

         The Banks provide the following types of loans for corporations and other business clients:

         REAL ESTATE LOANS. The Banks have historically engaged in real estate lending through construction and term mortgage loans, all of which are secured by deeds of trust on underlying real estate. The majority of the Banks' real estate loans are small to medium sized real estate loans.

         COMMERCIAL LOANS. Commercial loans include loans made primarily to small to medium sized businesses and professionals for working capital. Construction financing loans are secured by a lien on the real estate and the improvements.

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

CONSUMER SERVICES

         The Banks have generated a substantial portion of their deposits from individuals and small businesses in their respective market areas. Other consumer bank services include automated teller machines, installment and real estate loans, home equity loans, drive-in services, safe deposit boxes, Internet banking, image bank statements and credit and debit card services. The Banks offer competitive interest rates on money market accounts, savings accounts and certificates of deposit. NBC-Eagle Pass and NBC-Laredo enjoy long-term deposit relationships with many Mexican Nationals (in United States dollars only).

SERVICES OFFERED BY NBC NON-BANK SUBSIDIARIES

         NBC Financial, Inc., a wholly-owned indirect subsidiary of the Company, is a fully disclosed introducing broker-dealer which began operations in September 1999. All securities transactions for NBC Financial, Inc. are being cleared through Pershing, a division of Donaldson, Lufkin & Jenrette Securities Corporation. NBC Financial, Inc. provides general securities services for customers of the Banks and the general public, and operates pursuant to a market-based leasing arrangement in each of the Banks and branches.

COMPETITION

         The Banks face substantial competition for deposits and loans throughout their market areas. Competition comes primarily from other commercial banks, savings and loans, credit unions, mutual funds and other financial intermediaries. The Banks face competition for deposits and loans throughout their market areas not only from local institutions but also from out-of-state financial intermediaries which have opened loan production offices which solicit deposits in its market areas. Many of the financial intermediaries operating in the Banks' market areas offer certain services, such as trust, investment and international banking services, which the Company does not offer directly. Additionally, banks with larger capitalization and financial intermediaries, not subject to bank regulatory restrictions, have larger lending limits and are thereby able to serve the needs of larger customers. Management believes, however, that the Banks' long-term presence, local expertise and ongoing commitment to the community, as well as their commitment to quality and personalized banking services, are the key factors that contribute to their competitiveness.

GROWTH OBJECTIVES

         The Company intends to grow its business in the State of Texas by adding additional branches and through possible bank or branch acquisitions. Because the Company has $89 million of net operating loss carryforwards as of December 31, 1999, which will not begin to expire until 2005, the Company believes it is well positioned to grow its business by acquiring additional banks. The Company's ability and willingness to acquire additional banks is dependent upon the (i) availability of suitable candidates, (ii) price, and
(iii) strategic fit for such additional banks and/or branches. Acquiring additional banks or adding additional branches is also subject to certain federal and state regulatory approvals. See "Supervision and Regulation -- The Company" and "Supervision and Regulation -- Interstate Banking and Branching." There can be no assurance, however, that the Company will obtain the required regulatory approvals or that the Company will be able to successfully add additional branches or acquire additional banks.

EMPLOYEES

         At December 31, 1999, the Company employed approximately 269 full-time equivalent employees. Management believes that its relations with its employees are satisfactory. Employees of the Company enjoy a variety of employee benefit programs, including a 401(k) plan, paid vacations and comprehensive medical, life and accident insurance plans.

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

         FINANCIAL MODERNIZATION. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act ("GLBA"). This comprehensive legislation eliminates the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. GLBA provides for a new type of financial holding company structure under which affiliations among these entities may occur, subject to the "umbrella" regulation of the FRB and regulation of affiliates by the functional regulators, including the Securities and Exchange Commission ("SEC") and state insurance regulators. Under GLBA, a financial holding company may engage in a broad list of financial activities and any non-financial activity that the FRB determines is complementary to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. In addition, GLBA permits certain non-banking financial and financially related activities to be conducted by financial subsidiaries of a national bank. In addition, GLBA imposes strict new privacy disclosure and opt-out requirements regarding the ability of financial institutions to share personal non-public customer information with third parties.

         Under GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). The Company has elected to become a financial holding company under GLBA and the election was made effective by the FRB as of March 11, 2000. To date, the Company has not engaged in any additional financial activities permitted by GLBA.

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

         FDICIA REGULATION. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires, among other things, the federal banking regulators to take "prompt and corrective action" in respect of depository institutions insured by the FDIC that do not meet minimum capital requirements. FDICIA establishes five capital tiers: `"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 1999, all of the Banks were classified as "well capitalized".

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's headquarters are currently located in the NBC-San Antonio building located at 12400 Hwy 281 North, San Antonio, Texas, occupying premises of approximately 4,900 square feet. The Company has a lease with an indefinite term with NBC-Eagle Pass with monthly lease payments of $10,256 per month.

         The Company has entered into a forty-two month sublease for 1,429 square feet in Suite 1700 at 100 Wilshire Boulevard, Santa Monica, California, with lease payments of $3,500 per month. The lease expired on December 31, 1999, but was renewed for a one year term. This property is for office use.

         NBC-Laredo's main banking facility is located at 104 East Mann Road, Laredo, Texas. The Bank owns and occupies a 12,000 square foot, two story building situated on approximately two acres. NBC-Laredo leases a 1,200 square foot motor bank approximately one-half mile south of its main location at Mall Del Norte, Laredo, Texas. NBC-Laredo also owns and occupies a 2,761 square foot branch located at 2302 Blaine Street, Laredo, Texas which was opened in March 1998. NBC-Laredo is in the process of building a 6,000 square foot branch located at McPherson Road at Welby Court Laredo, Texas which is scheduled to open in April 2000.

         NBC-Eagle Pass' main banking facility is located at 439 Main Street, Eagle Pass, Texas, which is within five blocks of the international bridge into Piedras Negras, Coahuila, Mexico. The Bank owns and occupies a two-story, 22,434 square foot building situated on one city block at this address. NBC-Eagle Pass also owns and occupies a 4,000 square foot branch bank, NBC-East, located approximately one mile east of the main bank at 2538 E. Main Street. NBC-Eagle Pass also owns and occupies a two-story 19,761 square foot branch located at 700 Hwy 281, Marble Falls, Texas. NBC-Eagle Pass also owns and occupies a 30,000 square foot branch in San Antonio, Texas located at 12400 Hwy 281 North. The branch was opened in March 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

         Not Applicable.

                                            PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

        The Common Stock of the Company has been listed on the American Stock Exchange since April 28, 1995 under the symbol "NBT." Prior to that date, the Common Stock of the Company was not listed on any stock exchange nor quoted on the National Association of Securities Dealers Automated Quotation Systems. As of December 31, 1999, the Company had approximately 903 shareholders of record.

        The following table sets forth the high and low sales/bid prices/quotations for the Company's Common Stock during 1999 and 1998. These bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

                                                                     SALES/BID PRICES

                                                              --------------------------------
                                                                  HIGH              LOW

                                                              --------------   ---------------
                               1999:

                                    4TH QUARTER                      $15.13            $14.25
                                    3RD QUARTER                       15.88             14.75
                                    2ND QUARTER                       15.88             14.13
                                    1ST QUARTER                       16.63             15.00

                               1998:

                                    4th Quarter                     $ 17.37           $ 15.25
                                    3rd Quarter                       21.25             16.75
                                    2nd Quarter                       21.44             20.50
                                    1st Quarter                       22.94             17.88


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

---------------------------------------------------------------------------------------------------------------------------
           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA: (dollars in thousands)       1999           1998            1997           1996          1995
                                                  --------------- -------------- --------------- -------------- -----------
    Interest income...............................$       35,666  $      33,063  $       27,334  $      20,820  $   18,955
    Interest expense..............................        15,707         14,915          11,722          8,112       7,359
                                                  --------------- -------------- --------------- -------------- -----------
      Net interest income.........................        19,959         18,148          15,612         12,708      11,596
    Provision (credit) for loan losses............           625            232              80             (5)       (855)
    Non-interest income...........................         2,614          5,701           4,387          2,789       2,762
    Non-interest expense..........................        17,586         15,273          12,244          9,586       9,149
    Income taxes..................................         1,624          3,056           2,811          2,155       2,241
    Extraordinary credit, net of tax..............             -              -               -              -         219
                                                  --------------- -------------- --------------- -------------- -----------
      Net income..................................$        2,738  $       5,288  $        4,864  $       3,761  $    4,042
                                                  =============== ============== =============== ============== ===========

COMMON SHARE DATA:
    Basic earnings per share before extraordinary
      credit......................................$         0.66  $        1.17  $         1.04  $        0.81  $     0.91
    Extraordinary credit, net of tax..............             -              -               -              -        0.05
    Book value....................................$        12.31  $       12.44  $        10.97  $        9.21  $     7.94
    Weighted average shares outstanding...........     4,154,529      4,503,427       4,658,734      4,639,955   4,443,436

BALANCE SHEET DATA (AT PERIOD END): (dollars in thousands)
    Total assets..................................$      549,784  $     512,078  $      470,160  $     327,918  $  270,092
    Investments and federal funds sold............       235,582        272,019         279,991        184,021     152,677
    Total loans...................................       247,406        192,219         136,313        113,258      91,588
    Allowance for loan losses.....................         2,841          2,670           2,458          2,408       1,906
    Total deposits................................       489,740        447,656         414,415        279,755     231,937
    Other debt....................................         7,017         10,143           2,646          3,995         366
    Total stockholders' equity....................        50,633         52,206          51,098         42,909      35,977

PERFORMANCE DATA:
    Return on average total assets................          0.51%          1.09%           1.25%          0.72%       1.52%
    Return on average stockholders' equity........          5.35%         10.24%          10.59%          9.70%      12.05%
    Net interest margin (tax equivalent)..........          4.23%          4.24%           4.42%          4.80%       4.77%

ASSET QUALITY RATIOS:
    Non-performing loans to total loans...........          1.21%          1.08%           1.16%          1.69%       1.70%
    Net loan charge-offs (recoveries) to average
     loans........................................          0.21%          0.01%           0.02%         -0.04%      -0.29%
    Allowance for loan losses to total loans......          1.15%          1.39%           1.80%          2.13%       2.08%

CAPITAL RATIOS:
    Stockholders' equity to average total assets..          9.47%         10.77%          11.78%         13.35%      12.65%
    Tier 1 risk-based capital *...................         16.40%         18.37%          27.77%         33.58%      35.77%
    Total risk-based capital *....................         17.47%         19.62%          29.02%         34.84%      37.18%
    Leverage ratio *..............................          7.86%          8.12%           9.13%         13.67%      13.28%

*   Calculated in accordance with Federal Reserve guidelines currently in effect


SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

        Selected quarterly consolidated financial data is presented in the following tables for the years ended December 31, 1999 and 1998. (Dollars in thousands, except per share data):

                                                       ---------------------------------------------------------------------
                                                                           1999 QUARTER ENDED (UNAUDITED)
                                                       ---------------------------------------------------------------------
                                                          MARCH 31          JUNE 30        SEPTEMBER 30      DECEMBER 31
                                                       ---------------- ----------------- ----------------------------------
Interest income......................................   $        8,439   $         8,721   $        9,051   $         9,455
Interest expense.....................................            3,763             3,768            3,952             4,225
                                                       ---------------- ----------------- ---------------- -----------------
  Net interest income................................            4,676             4,953            5,099             5,230
Provision for loan loss..............................              123               153              185               165
Gain(loss) on securities.............................               29                 6                7            (1,683)
Non-interest income..................................            1,105               986            1,058             1,107
Non-interest expense.................................            4,194             4,246            4,416             4,729
                                                       ---------------- ----------------- ---------------- -----------------
  Income before federal income taxes.................            1,493             1,546            1,563              (240)
Federal income taxes.................................              656               394              518                56
                                                       ---------------- ----------------- ---------------- -----------------
  Net income.........................................   $          837   $         1,152   $        1,045   $          (296)
                                                       ---------------- ----------------- ---------------- -----------------
  Basic earnings per share...........................   $         0.20   $          0.28   $         0.25   $         (0.07)
                                                       ---------------- ----------------- ---------------- -----------------
  Diluted earnings per share.........................   $         0.20   $          0.27   $         0.24   $         (0.07)
                                                       ---------------- ----------------- ---------------- -----------------


                                                       ---------------------------------------------------------------------
                                                                            1998 QUARTER ENDED (UNAUDITED)
                                                       ---------------------------------------------------------------------
                                                          MARCH 31          JUNE 30        SEPTEMBER 30      DECEMBER 31
                                                       ---------------- ----------------- ----------------------------------
Interest income......................................   $        7,916   $         8,159   $        8,410   $         8,578
Interest expense.....................................            3,614             3,685            3,745             3,871
                                                       ---------------- ----------------- ---------------- -----------------
  Net interest income................................            4,302             4,474            4,665             4,707
Provision for loan loss..............................               20                48               82                82
Gain (loss) on sales of securities...................              526               107              325               145
Net trading profit (loss)............................            1,313              (524)            (224)              217
Non-interest income..................................              867               904            1,043             1,002
Non-interest expense.................................            3,667             3,792            3,831             3,983
                                                       ---------------- ----------------- ---------------- -----------------
  Income before federal income taxes.................            3,321             1,121            1,896             2,006
Federal income taxes.................................            1,215               410              695               736
                                                       ---------------- ----------------- ---------------- -----------------
  Net income.........................................   $        2,106   $           711   $        1,201   $         1,270
                                                       ---------------- ----------------- ---------------- -----------------
  Basic earnings per share...........................   $         0.45   $          0.15   $         0.28   $          0.30
                                                       ---------------- ----------------- ---------------- -----------------
  Diluted earnings per share.........................   $         0.44   $          0.15   $         0.26   $          0.29
                                                       ---------------- ----------------- ---------------- -----------------


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

RESULTS OF OPERATIONS

        Net income for 1999 was $2.7 million, compared to $5.3 million recorded in 1998 and $4.9 million in 1997. Net income per diluted common share in 1999 was $.64 compared with $1.14 in 1998 and $1.02 in 1997. The earnings for 1999, 1998 and 1997 included a $1.1 million net after tax loss, a $1.2 million net after tax gain and an $828,000 net after tax gain, on securities, respectively. Included in the $1.1 million net after tax loss recorded in 1999 was a $1.5 million net after tax loss taken on the write-down of the common stock of an investment in an insurance holding company. (For more information on this investment please refer to the investment securities section of this report.) Excluding these gains and losses, net operating earnings for 1999 were $3.8 million or $0.90 per diluted common share compared with $4.1 million or $0.87 per diluted common share for 1998 and $4 million or $0.85 per diluted common share for 1997. The $300,000 decrease in net income from 1998 to 1999, excluding the securities gains and losses, can be primarily attributed to the $361,000 increase in interest expense on other debt which was used to purchase treasury stock. Earnings were also affeced by the opening of a new branch in San Antonio during March 1999 which increased salaries and occupancy expenses by approximately $1.5 million during 1999. Much of the loan growth the Company has experienced has been in the San Antonio market area, thereby increasing interest income to partially offset the additional expenses of the new branch.

        The Company's return on equity for 1999 was 5.35% compared to 10.24% and 10.59% for 1998 and 1997, respectively. The Company's return on assets for 1999 was .51% compared to 1.09% and 1.25% for 1998 and 1997, respectively. The Company's return on equity, excluding the securities gains and losses, was 7.42%, 7.93%, and 8.71% for 1999, 1998, and 1997, respectively. The Company's return on assets, excluding the securities gains and losses was .71%, .85%, and 1.03% for 1999, 1998, and 1997, respectively.

        Total year-end assets reached $549.8 million at December 31, 1999 from $512.1 million at December 31, 1998, an increase of $37.7 million or 7.4%. Total loans at December 31, 1999 grew to $247.4 million, or 28.7% over the previous year end total of $192.2 million. The growth in the loan portfolio was attained through internal growth. Deposits reflect less significant growth, increasing 9.4% over the same period to $489.7 million from $447.7 million at December 31, 1998.

        NET INTEREST INCOME. Net interest income constitutes the principal source of income for the Company and represents the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Investment securities accounted for 48% and 55% of average earning assets in 1999 and 1998, respectively. Loans accounted for 47% and 38% of average earning assets in 1999 and 1998, respectively. Net interest income for 1999 was $19.9 million, an increase of $1.8 million or 10% compared to $18.1 million in 1998. The net increase reflected a $2.6 million increase in interest income that was offset by a $792,000 increase in interest expense. The increase was due primarily to a $56.2 million or 34% increase in average loans. Average earning assets were $422.3 million, an increase of 10.3% over 1998 primarily because of the loan growth. The Company's yield on earning assets decreased to 7.55% in 1999 from 7.72% in 1998 primarily due to the decrease in the yield on the loan portfolio. The rate paid on interest bearing liabilities decreased twenty-three basis points from 4.08% in 1998 to 3.85% in 1999. The net interest margin is the net effective yield on earning assets, calculated as net interest income on a taxable-equivalent basis expressed as a percentage of average total earning assets. The net interest margin for 1999 was 4.23% compared to 4.24% and 4.42% for 1998 and 1997, respectively. The decrease in the net interest margin for 1999 and 1998 is reflective of higher volumes of earning assets. The net interest spread increased six basis point to 3.70% in 1999 from 3.64% in 1998.

         The following table analyzes the increases in taxable-equivalent net interest income stemming from changes in interest rates and from asset and liability volume, including mix, for the years ended December 31, 1999 and 1998. Non-accruing loans have been included in assets for calculating this table, thereby reducing the yield on loans. The changes in interest due to both rate and volume in the table below have been allocated to volume or rate change in proportion to the absolute amounts of change in each.


                           ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME
                                              (Dollars in thousands)

                                        ------------------------------------------  -----------------------------------------
                                                     1999 vs. 1998                               1998 vs. 1997
                                        ------------------------------------------  -----------------------------------------
                                                            DUE TO CHANGE IN                           DUE TO CHANGE IN
                                           INCREASE    ---------------------------    INCREASE    ---------------------------
                                          (DECREASE)       RATE         VOLUME       (DECREASE)       RATE         VOLUME
                                        ---------------------------- -------------  --------------------------- -------------
Taxable-equivalent interest income:
    Interest-bearing accounts..........      $    31       $    (12)      $    43       $    (43)       $   28       $    (71)
    Federal funds sold.................         (257)          (119)         (138)            (9)          117           (126)
    Investment securities..............         (682)           (33)         (649)         2,178          (141)         2,319
    Loans, net of unearned discount....        3,515         (1,758)        5,273          3,600          (619)         4,219
                                        -------------  ------------- -------------  ------------  ------------- -------------
        Total taxable-equivalent
           interest income.............        2,607         (1,922)        4,529          5,726          (615)         6,341
                                        -------------  ------------- -------------  ------------  ------------- -------------
Interest expense:
    Interest-bearing accounts..........          431         (1,535)        1,966          3,149          (591)         3,740
    Other debt.........................          361            (20)          381             44           (50)            94
                                        -------------  ------------- -------------  ------------  ------------- -------------
        Total interest expense.........          792         (1,555)        2,347          3,193          (641)         3,834
                                        -------------  ------------- -------------  ------------  ------------- -------------
Taxable-equivalent
    net interest income................     $  1,815       $   (367)     $  2,182       $  2,533        $   26       $  2,507
                                        =============  ============= =============  ============  ============= =============


         Taxable-equivalent net interest income for 1999 increased $1.8 million or 10.0% over 1998. Taxable-equivalent net interest income for 1998 increased $2.5 million or 16.3% over 1997. As the chart above indicates, interest income and interest expense increased in 1999 and 1998 primarily due to the growth in earning assets and interest-bearing liabilities. Average earning assets grew 10.3% while interest-bearing liabilities grew 11.5%.


                                       --------------------------------------------------------------------------------------------
                                                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------------------------------------
                                                 1999                           1998                          1997
                                       ------------------------------- ----------------------------- ------------------------------
INTEREST EARNED/                                   INTEREST  AVERAGE              INTEREST AVERAGE              INTEREST  AVERAGE
INCURRED AND RATES                      AVERAGE    INCOME/    YIELD/    AVERAGE   INCOME/   YIELD/    AVERAGE   INCOME/    YIELD/
(DOLLARS IN THOUSANDS)                  BALANCE    EXPENSE     RATE     BALANCE   EXPENSE    RATE     BALANCE   EXPENSE     RATE
-----------------------------------    ----------- --------- --------- ---------- -------- --------- ---------- --------- ---------
EARNING ASSETS:
   Interest-bearing accounts             $  2,171   $   113     5.20%  $   1,360  $    82     6.03%  $   2,642  $    125     4.74%
   Federal funds sold                      23,988     1,247     5.20%     26,538    1,504     5.67%     28,846     1,513     5.25%
   Investment securities (F):
     US Treasuries                        195,093    12,174     6.24%    231,356   14,527     6.28%    191,301    12,186     6.37%
     US Government agencies                29,375     1,729     5.89%      4,406      279     6.33%      5,143       347     6.75%
     Other                                  1,580       260    16.46%        639       39     6.10%      3,056       134     4.39%
                                       ----------- --------- --------- ---------- -------- --------- ---------- --------- ---------
       Total investment securities        226,048    14,163     6.27%    236,401   14,845     6.28%    199,500    12,667     6.35%
   Loans, net of discounts (A)            220,123    20,161     9.16%    163,911   16,646    10.16%    122,604    13,046    10.64%
                                       ----------- --------- --------- ---------- -------- --------- ---------- --------- ---------
       Total earning assets               472,330    35,684     7.55%    428,210   33,077     7.72%    353,592    27,351     7.74%

NON-INTEREST BEARING ASSETS:
   Cash and due from banks                 20,321                         18,204                        16,433
   Allowance for possible loan losses      (2,849)                        (2,561)                       (2,458)
   Other assets                            45,103                         40,944                        22,148
                                       -----------                     ----------                    ----------
       Total assets                      $534,905                      $ 484,797                     $ 389,715
                                       ===========                     ==========                    ==========

INTEREST-BEARING LIABILITIES:
   Interest-bearing transaction
         accounts                          69,974     1,761     2.52%     61,656    1,584     2.57%     48,723     1,347     2.77%
   Savings, money market and
         certificates of deposit          327,232    13,238     4.05%    299,058   12,984     4.34%    234,533    10,072     4.29%
   Other debt                              10,485       708     6.75%      4,857      347     7.14%      3,606       303     8.40%
                                       ----------- --------- --------- ---------- -------- --------- ---------- --------- ---------
       Total interest-bearing
          liabilities                     407,691    15,707     3.85%    365,571   14,915     4.08%    286,862    11,722     4.09%
NON-INTEREST BEARING LIABILITIES:
   Demand deposits                         72,752                         63,402                        54,723
   Other liabilities                        3,244                          4,157                         2,214
                                       -----------                     ----------                    ----------
       Total liabilities                  483,687                        433,130                       343,799
STOCKHOLDERS' EQUITY (F)                   51,218                         51,667                        45,916
                                       -----------                     ----------                    ----------
       Total liabilities and
          stockholders' equity           $534,905                      $ 484,797                     $ 389,715
                                       ===========                     ==========                    ==========

Taxable equivalent net interest
      income                                         19,977                        18,162                         15,629
Less:  taxable equivalent adjustment                     18                            14                             17
                                                   ---------                      --------                      ---------
Net interest income                                 $19,959                       $18,148                       $ 15,612
                                                   =========                      ========                      =========
Net interest spread (B)                                         3.70%                         3.64%                          3.65%
                                                             =========                     =========                      =========
Net interest margin (C)                                         4.23%                         4.24%                          4.42%
                                                             =========                     =========                      =========
SELECTED OPERATING RATIOS:
   Return on assets (D)                                         0.51%                         1.09%                          1.25%
                                                             =========                     =========                      =========
   Return on equity (E)                                         5.35%                        10.24%                         10.59%
                                                             =========                     =========                      =========








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

         MARKET RISK DISCLOSURE - INTEREST RATE SENSITIVITY. Market risk is the potential loss arising from adverse changes in the fair value of a financial instrument due to the changes in market rates and prices. In the ordinary course of business, the Company's market risk is primarily that of interest rate risk. The Company's interest rate sensitivity and liquidity are monitored by management on an ongoing basis. A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, level of risk over time and exposure to changes in certain interest rate relationships. The Company continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. Management seeks to maintain consistent growth of net interest income through periods of changing interest rates by avoiding fluctuating net interest margins and to maintain consistent growth of net interest income through periods of changing interest rates.

         Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to repricing characteristics of assets and liabilities.

         The following table commonly referred to as a "static gap report," indicates the Company's interest rate sensitivity position at December 31, 1999 and may not be reflective of positions in subsequent periods:


                                  INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES
                                              (Dollars in thousands)

                                                                                                     NON-RATE
                                                             RATE SENSITIVE                         SENSITIVE
                                         --------------------------------------------------------  -------------
                                          IMMEDIATELY     WITHIN         WITHIN                        OVER
                                           0-30 DAYS      90 DAYS       ONE YEAR       TOTAL         ONE YEAR      TOTAL
                                         -------------- ------------- ------------- -------------  ------------- -----------
    Loans, net of discounts                 $  71,835     $  11,643     $  25,248     $ 108,726      $ 138,680   $ 247,406
    Investment securities                          --           499        18,272        18,771        202,563     221,334
    Federal funds sold                         11,949            --            --        11,949             --      11,949
    Interest-bearing accounts                      25            --         1,819         1,844            455       2,299
                                         -------------- ------------- ------------- -------------  ------------- -----------

          Total earning assets              $  83,809     $  12,142     $  45,339     $ 141,290      $ 341,698   $ 482,988
                                         ============== ============= ============= =============  ============= ===========
Interest-bearing liabilities:
    Interest-bearing transaction,
      savings and money market              $ 193,150     $      --     $      --     $ 193,150        $    --   $ 193,150
    Certificates and time deposits             42,905        54,146       116,819       213,870         12,091     225,961
    Debt                                        4,908            71           327         5,306          1,711       7,017
                                         -------------- ------------- ------------- -------------  ------------- -----------
          Total interest-bearing
             Liabilities                    $ 240,963     $  54,217     $ 117,146     $ 412,326      $  13,802   $ 426,128
                                         ============== ============= ============= =============  ============= ===========
Interest sensitivity gap                    $(157,154)    $ (42,075)    $ (71,807)    $(271,036)
                                         ============== ============= ============= =============
Cumulative gap                              $(157,154)    $(199,229)    $(271,036)    $(271,036)
                                         ============== ============= ============= =============
Ratio of earning assets to
    interest-bearing liabilities                 34.8%         22.4%         38.7%         34.3%


         The interest rate sensitivity table reflects that the Company is liability sensitive, on a cumulative basis, during the one year period shown. This gap analysis is based on a point in time and may not be meaningful because assets and liabilities must be categorized according to contractual maturities and repricing periods rather than estimating more realistic behaviors. Generally, this indicates that the liabilities reprice more quickly than the assets in a given period, and that a decline in market rates will benefit net interest income. An increase in market rates would have the opposite effect.

         The Banks utilize earnings simulation models as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on the projected net interest income and net income over the ensuing 12 month period. The model was used to measure the impact on net interest income relative to a base case scenario, of rates increasing or decreasing ratably 100 basis points ("bp") over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. All off-balance sheet financial instruments are included in the model. The Company's earnings sensitivity profile as of year-end 1999 and 1998 is stated below.


                                                              IMMEDIATE CHANGE IN RATES
                                                           ---------------------------------
     AFTER TAX EARNINGS CHANGE                                 -100 BP          +100 BP
                                                           ----------------  ---------------
         December 31, 1999                                          18.39%            4.07%
         December 31, 1998                                          14.63%            4.30%


         NON-INTEREST INCOME. The major components of non-interest income are service charges and fees earned on deposit accounts. The following table summarizes changes in non-interest income during the past three years:


                                                NON-INTEREST INCOME
                                              (Dollars in thousands)

                                                    ------------------------------------------------------------------------
                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------------------
                                                               1999                        1998                   1997
                                                    ------------------------------------------------------------------------
                                                      AMOUNT        % CHANGE       AMOUNT         % CHANGE       AMOUNT
                                                    ------------ -------------- -------------- ------------- ---------------
Service charges and fees                               $  3,627          11.9%      $   3,240         15.9%       $   2,796
Net realized (losses) gains on sales of securities      (1,640)        -248.7%          1,103         -2.6%           1,133
Net trading profits                                           -        -100.0%            782        659.2%             103
Net gains on sales of other real estate owned                35         100.0%              9        -85.5%              62
Miscellaneous income                                        592           4.6%            567         93.5%             293
                                                    ------------ -------------- -------------- ------------- ---------------
    Total non-interest income                          $  2,614         -54.1%      $   5,701         30.0%       $   4,387
                                                    ============ ============== ============== ============= ===============


         The $3,086,000 or 54.1% decrease in non-interest income for 1999 from 1998 is due primarily to the $1,640,000 net realized loss compared to $1,885,000 net realized securities gain in 1998 combined with the $387,000 increase in service charges and fees. The improvement in service charges and fees can be partly attributed to an increase in NSF fees. Included in 1999 is a non-recurring loss of $1,605,000 due to net gains and losses on other real estate owned and investment securities which was lower than the $1,894,000 net gain reported in 1998. Therefore, the increase in 1999, disregarding the non-recurring items, would be $412,000 or 10.8% higher than 1998.

         NON-INTEREST EXPENSE. Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense. The following table summarizes the changes in non-interest expense for the past three years:


                                               NON-INTEREST EXPENSE
                                              (Dollars in thousands)

                                                   --------------------------------------------------------------------------
                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------------------------
                                                               1999                         1998                   1997
                                                   ----------------------------- ----------------------------- --------------
                                                       AMOUNT        % CHANGE       AMOUNT         % CHANGE       AMOUNT
                                                   --------------- ------------- -------------- -------------- --------------
Salaries and employee benefits                          $   9,192         15.7%      $   7,947         27.4%       $   6,239
Occupancy and equipment expenses                            3,273         27.6%          2,566         33.9%           1,917
Data processing fees                                          319         19.5%            267          8.1%             247
FDIC insurance                                                 51          4.1%             49         44.1%              34
Insurance                                                     133         24.3%            107          5.9%             101
Office supplies                                               685         13.6%            603          5.4%             572
Postage and courier                                           526          5.6%            498        -17.1%             601
Professional fees                                             837         -7.5%            905         15.4%             784
Goodwill amortization                                         376          0.0%            376         96.9%             191
Miscellaneous other expenses                                2,194         12.2%          1,955         25.5%           1,558
                                                   --------------- ------------- -------------- -------------  --------------
     Total non-interest expense                        $   17,586         15.1%      $  15,273         24.7%       $  12,244
                                                   =============== ============= ============== =============  ==============



         Non-interest expense of $17.6 million for the year ended 1999 represented an increase of 15.1% compared with 1998. However, as a percentage of average assets, non-interest expense remained stable at 3.29% in 1999 compared to 1998. The increase in non-interest expense is reflected primarily in occupancy and equipment expenses and salaries and benefit expense. The 15.7% increase in salaries and benefits for 1999 is due to full-time equivalent employees increasing by 20 people from 249 in 1998 to 269 at December 31, 1999 most of which were added to staff the San Antonio branch which was opened in March 1999. The $707,000 or 27.6% increase in occupancy and equipment expenses is also due to the opening of the San Antonio branch which is a 30,000 square foot facility.

         INCOME TAXES. The Company recognized income tax expense of $1.6 million in 1999 compared to $3.1 million in 1998. See Note 14 to the Consolidated Financial Statements for details of tax expense. At December 31, 1999, the Company had approximately $89 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years. If unused, approximately $85 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006. The preconfirmation net operating loss carryforwards arose from the

Company's emergence from bankruptcy in May 1992.

         INVESTMENT SECURITIES. Total investment securities averaged $226.0 million in 1999, a 4.3% decrease over the 1998 average of $236.4 million. The following table presents the consolidated investment securities portfolio as of December 31, 1999, by stated maturity with the weighted average interest yield for each range of maturities. Federal Reserve Bank stock and other equity securities are included in the classification "over ten years" in the available for sale category.

         The Company made an investment in the common stock and two classes of preferred stock of a life insurance holding company. On February 7, 2000, the insurance holding company filed for chapter 11 and the Company wrote off its investment in the common stock in the amount of $2,189,000 in December 1999. The preferred stock investment should realize some value as may be distributed pursuant to a confirmed plan of reorganization.

                                     INVESTMENT PORTFOLIO MATURITY AND YIELDS
                                              (Dollars in thousands)

                                   ------------------------------------------------------------------------------------------------
                                                                     DECEMBER 31, 1999
                                   ------------------------------------------------------------------------------------------------
                                         ONE YEAR               ONE TO                FIVE TO             OVER TEN
                                          OR LESS             FIVE YEARS             TEN YEARS              YEARS
                                   -------------------- ----------- ---------- -------------------- ---------- ---------
                                     AMOUNT     YIELD      AMOUNT      YIELD     AMOUNT     YIELD     AMOUNT     YIELD     TOTAL
                                   ---------- --------- ----------- ---------- ---------- --------- ---------- --------- ----------
HELD TO MATURITY SECURITIES:
    (Amortized Cost)
    Foreign debt securities        $      -       --    $      66      7.30%   $      -       --    $      -       --    $       66
                                   --------  --------  ----------  ---------  ---------  --------  ---------  --------  -----------
      Total held to maturity       $      -       --    $      66      7.30%   $      -       --    $      -       --    $       66
                                   ========  ========  ==========  =========  =========  ========  =========  ========  ===========

AVAILABLE FOR
SALE SECURITIES:
    (Fair Value)
    U.S. Treasury securities       $ 17,007     6.19%   $ 104,059      6.12%   $ 42,178     6.29%   $      -       --    $  163,244
    U.S. Government agency
      and mortgage-backed
      securities                      1,764     5.79%      30,685      5.17%     19,394     6.14%      1,563     6.17%       53,406
    Other securities                     --       --           --        --          --       --       4,618       --         4,618
                                   --------  --------  ----------  ---------  ---------  --------  ---------  --------  -----------

      Total available for sale     $ 18,771     6.15%   $ 134,744      5.90%   $ 61,572     6.24%   $  6,181     2.13%   $  221,268
                                   ========  ========  ==========  =========  =========  ========  =========  ========  ===========

      Total investment securities  $ 18,771     6.15%   $ 134,810      5.90%   $ 61,572     6.24%   $  6,181     2.13%   $  221,334
                                   ========  ========  ==========  =========  =========  ========  =========  ========  ===========



         The weighted average yield on the investment security portfolio of the Company at December 31, 1999 was 5.91% compared to a weighted average yield of 6.16% at December 31, 1998. See Note 1 of the Notes to the Consolidated Financial Statements for a discussion regarding the investment classifications held to maturity and available for sale.

         Note 3 of the Notes to the Consolidated Financial Statements reflects the estimated fair value for various categories of investment securities as of December 31, 1999 and 1998.

         The following table summarizes the book value of the investment portfolio at December 31, for the past three years:


                                        BOOK VALUE OF INVESTMENT PORTFOLIO
                                              (Dollars in thousands)

                                                                        ----------------------------------------------------
                                                                                             DECEMBER 31,
                                                                        ----------------------------------------------------
                                                                             1999              1998              1997
                                                                        ----------------  ----------------  ----------------
U.S. Treasury securities..............................................     $    163,546      $    214,966      $    237,477
U.S. Government agencies..............................................           52,784             1,503             2,990
Mortgage-backed securities............................................            1,881             2,447             1,229
Other securities......................................................            5,776             8,419             1,741
                                                                        ----------------  ----------------  ----------------
                                                                           $    223,987      $    227,335      $    243,437
                                                                        ================  ================  ================


         LOANS.   The following table presents the composition of the
Company's loan portfolio by type of loan:


                                                                       LOAN PORTFOLIO
                                                                   (Dollars in thousands)

                          ---------------------------------------------------------------------------------------------------------

                          ---------------------------------------------------------------------------------------------------------
                                      % OF                % OF                 % OF                    % OF                % OF
                            1999      TOTAL       1998     TOTAL       1997     TOTAL         1996      TOTAL     1995      TOTAL
                          ---------- --------- --------------------  --------------------  ---------- --------- ---------- --------

Commercial.............    $ 46,203      18.7%  $  35,389     18.4%   $  22,911     16.8%   $ 23,992      21.2%  $ 13,643     14.9%
Real estate
    construction ......      21,959       8.9%     12,125      6.3%      10,338      7.6%      6,324       5.6%    11,868     13.0%
Real estate mortgage...     152,292      61.6%    119,654     62.2%      81,752     60.0%     65,556      57.9%    51,664     56.4%
Consumer installment,
   net of unearned
   Discount............      26,952      10.9%     25,051     13.0%      21,312     15.6%     17,386      15.3%    14,413     15.7%
                          ---------- --------- --------------------  --------------------  ---------- --------- ---------- --------
   Total loans.........    $247,406     100.0%  $ 192,219    100.0%   $ 136,313    100.0%   $113,258     100.0%  $ 91,588    100.0%
                          ========== ========= ====================  ====================  ========== ========= ========== ========



         The preceding loan composition table shows that in 1999 total loans increased $55.2 million or 28.7% over 1998. At December 31, 1999, loans were 50.5% of deposits compared to 42.9% at the previous year-end. 59% or $32.6 million of the growth was in real estate mortgages, and 19.6% or $10.8 million of the growth was in commercial loans. Much of this growth is due to the opening of the San Antonio, branch location which focuses on commercial lending. All of the increase is due to internally generated growth.

         The following table presents commercial and real estate construction loans as of December 31, 1999, based on scheduled principal repayments and the total amounts of loans due after one year classified according to sensitivity to changes in interest rates:




                                                 MATURITIES AND RATE SENSITIVITY OF LOANS
                                                        (Dollars in thousands)

                                                                        OVER ONE YEAR          OVER
                                                       ONE YEAR           THROUGH              FIVE
                                                       OR LESS           FIVE YEARS           YEARS              TOTAL
                                                   -----------------  -----------------  -----------------  -----------------
Commercial.......................................       $    22,969        $    21,483        $     1,751        $    46,203
Real estate construction.........................            13,809              5,755              2,395             21,959
                                                   =================  =================  =================  =================
     Total.......................................       $    36,778        $    27,238        $     4,146        $    68,162
                                                   =================  =================  =================  =================



Of the loans maturing after one year, $16,119,000 have fixed interest rates and $15,265,000 have variable interest rates.

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

         The Company recorded a $625,000 provision for possible loan losses during 1999, compared to $232,000 recorded during 1998. The provision is reflective of the growth in the loan portfolio. Despite loan growth in 1996, a credit to the provision for loan losses of $5,000 was made to reduce the allowance for loan losses to an appropriate level. Credits to the provision for loan losses were also made in 1995 in the amount of $855,000. The aggregate total of credits made to the provision for loan losses since the 1992 reorganization amounts to $5,680,000 and was a significant contribution to the improved capitalization of the Company. The improvement in credit quality of the loan portfolio and recoveries of previously charged-off loans that provided unanticipated additions to the allowance for possible loan losses justified the credits made to the allowance. The Company recorded net charge-offs of $454,000 for the year ended December 31, 1999 compared to net charge-offs of $20,000 for 1998.

The following table summarizes, for the periods presented, the activity in the allowance for possible loan losses arising from provisions credited to operations, loans charged off and recoveries of loans previously charged off:


                                  ANALYSIS OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
                                              (Dollars in thousands)

                                                          -------------------------------------------------------------------
                                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------------------------
                                                             1999          1998          1997           1996         1995
                                                          -----------   -----------    ----------    -----------   ----------
Average loans outstanding                                  $ 220,123     $ 163,911      $122,604      $  96,787     $ 91,357
                                                          ===========   ===========    ==========    ===========   ==========

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of year                               $   2,670     $   2,458      $  2,408      $   1,906     $  2,495
Allowance on acquired loans                                        -             -             -            467            -
Charge-Offs:
    Commercial                                                   468            93            50             76           60
    Real estate construction                                       -             -             -              -            -
    Real estate mortgage                                           -            29             -              -            6
    Consumer installment                                         129           168           222            175          264
                                                          -----------   -----------    ----------    -----------   ----------
         Total charge-offs                                       597           290           272            251          330
                                                          -----------   -----------    ----------    -----------   ----------
Recoveries:
    Commercial                                                    27            22            53             39           69
    Real estate construction                                       -             -             -              -            -
    Real estate mortgage                                          53            64            38             70          285
    Consumer installment                                          91           184           151            182          242
                                                          -----------   -----------    ----------    -----------   ----------
         Total recoveries                                        143           270           242            291          596
                                                          -----------   -----------    ----------    -----------   ----------
         Net charge-offs (recoveries)                            454            20            30            (40)        (266)
Provision charged (credited) to operating expense                625           232            80             (5)        (855)
                                                          -----------   -----------    ----------    -----------   ----------
Balance of at end of year                                  $   2,841     $   2,670      $  2,458      $   2,408     $  1,906
                                                          ===========   ===========    ==========    ===========   ==========

Net charge-offs (recoveries) as a percentage
  of average loans outstanding during year                      0.21%         0.01%         0.02%         -0.04%       -0.29%
                                                          ===========   ===========    ==========    ===========   ==========

Allowance for loan losses as a percentage of
  year end loans, net of unearned discount                      1.15%         1.39%         1.80%          2.13%        2.08%
                                                          ===========   ===========    ==========    ===========   ==========


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


                                 ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
                                              (Dollars in thousands)

                           --------------------------------------------------------------------------------------------------
                                                               YEARS ENDED DECEMBER 31,
                           --------------------------------------------------------------------------------------------------
                                  1999                1998               1997                1996                1995
                           ------------------- ------------------ ------------------- ------------------- -------------------
                                        % OF                % OF               % OF                % OF                % OF
                                        TOTAL               TOTAL              TOTAL               TOTAL               TOTAL
                             AMOUNT     LOANS    AMOUNT     LOANS   AMOUNT     LOANS    AMOUNT     LOANS    AMOUNT     LOANS
                           ---------- -------- ---------- ------- ----------  ------- ---------- -------- ---------- --------
Commercial                   $   300    0.12%    $   102    0.05%    $   99    0.07%    $   131    0.12%    $   306    0.33%
Real estate construction           -    0.00%          -    0.00%         -    0.00%          -    0.00%          -    0.00%
Real estate mortgage             536    0.22%        767    0.40%       760    0.56%        614    0.54%        729    0.80%
Consumer installment             161    0.07%        209    0.11%       192    0.14%        185    0.16%        255    0.28%
Unallocated                    1,844    0.75%      1,592    0.83%     1,407    1.03%      1,478    1.31%        616    0.67%
                           ---------- -------- ---------- ------- ----------  ------- ---------- -------- ---------- --------
     Total                   $ 2,841    1.15%    $ 2,670    1.39%   $ 2,458    1.80%    $ 2,408    2.13%    $ 1,906    2.08%
                           ========== ======== ========== ======= ==========  ======= ========== ======== ========== ========



         Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories. The allocation is determined by providing specific reserves against each criticized loan plus an unallocated portion against the remaining portfolio based on experience factors.

         NON-PERFORMING ASSETS. Non-performing assets increased to $3,001,000 at December 31, 1999, compared with $2,094,000 at December 31, 1998, $1,585,000 at December 31, 1997, $1,910,000 at December 31, 1996 and
$2,065,000 at December 31, 1995. Non-performing assets as a percentage of total assets increased to .55% at December 31, 1999 up from .41% one year ago.

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

         The following table discloses non-performing assets and loans 90 days past due and still accruing interest as of December 31:


                              NON-PERFORMING ASSETS
                             (Dollars in thousands)

                                                    -------------------------------------------------------------------------
                                                                            YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------------
                                                         1999           1998           1997           1996           1995
                                                    --------------  ------------  -------------  --------------  ------------
Non-accrual loans                                    $      2,095    $      899    $     1,314    $      1,195    $    1,177
Foreclosed real estate                                        906         1,195            271             715           888
                                                    --------------  ------------  -------------  --------------  ------------
   Total non-performing assets                       $      3,001    $    2,094    $     1,585    $      1,910    $    2,065
                                                    ==============  ============  =============  ==============  ============

Non-performing assets as a percentage of:
   Total assets                                              0.55%         0.41%          0.34%           0.58%         0.76%
   Total loans plus foreclosed real estate                   1.21%         1.08%          1.16%           1.68%         2.23%

Accruing loans past due 90 days or more              $        239    $      311    $        40     $       182     $     383



         Interest income that would have been earned in 1999 on non-accrual loans, had such loans performed in accordance with the original contracted terms, was $89,000. The amounts related to 1998 and 1997 were $185,000 and $151,000, respectively.

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


                     AVERAGE DEPOSITS AND AVERAGE RATES PAID
                             (Dollars in thousands)

                                                        -------------------------------------------------------------------
                                                                           YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------------------------
                                                                1999                   1998                  1997
                                                        ---------------------  --------------------- ----------------------
                                                                       RATE                   RATE                   RATE
                                                           AMOUNT      PAID       AMOUNT      PAID       AMOUNT      PAID
                                                        ------------ --------  ------------ -------- ------------- --------

Noninterest-bearing demand deposits                      $   72,752       --    $   63,402       --   $    54,723       --
INTEREST-BEARING DEPOSITS:
  Interest-bearing transaction (NOW) accounts                69,974     2.52%       61,656     2.57%       48,723     2.77%
  Savings and money market accounts                         103,745     3.05%       91,054     3.16%       70,559     3.14%
  Certificates and time deposits under $100,000             136,451     4.34%      132,623     4.74%      103,982     4.67%
  Certificates and time deposits greater than $100,000       87,037     4.77%       75,381     5.07%       59,993     5.01%
                                                        ------------ --------  ------------ -------- ------------- --------
Total interest-bearing deposits                             397,207                360,714                283,257
                                                        ------------           ------------          -------------
Weighted average rate paid                                              3.78%                  4.04%                  4.03%
                                                                      =======               ========               ========
         Total deposits                                  $  469,959             $  424,116            $   337,980
                                                        ============           ============          =============



         Total average deposits increased $45.8 million or 10.8% due to internal growth. Mexico is part of the natural trade territory of the Banks. Thus, dollar-denominated deposits from Mexican sources have traditionally been a significant source of deposits. Included in total deposits are $110,690,000, $103,768,000, and $94,477,000 of Mexican National deposits at December 31, 1999, 1998, and 1997, respectively (in United States dollars only).

         The remaining maturity on certificates of deposit greater than $100,000 as of December 31, 1999 is presented below: (Dollars in thousands)


                                    THREE            OVER THREE         OVER SIX             OVER
                                   MONTHS             THROUGH            THROUGH            TWELVE
                                   OR LESS           SIX MONTHS        TWELVE MONTHS        MONTHS               TOTAL
                              ------------------  -----------------  ------------------------------------  ------------------
Certificates of deposit of
 $100,000 and greater          $          40,182   $         19,655   $        31,938   $           2,864   $          94,639
                              ==================  =================  ================  ==================  ==================



LIQUIDITY

         Liquidity is the ability to have funds available at all times to meet the commitments of the Company. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and short-term investments in time deposits in banks, federal funds sold, trading account securities and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the Company's trade area. The Banks have not and do not solicit brokered deposits as a funding source. The liquidity of the Company is enhanced by the fact that 74% of total deposits at December 31, 1999 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

         At December 31, 1999, the Company's liquid assets amounted to $266 million or 48% of total gross assets, up from $199 million or 39% at December 31, 1998. One reason for the large increase was due to extra cash reserve on hand in anticipation of Year 2000 issues. The Company will resume its normal liquidity standards during the first quarter of 2000. Secondary sources of liquidity include the Company's ability to sell loan participations and purchase federal funds. In addition, NBC-Eagle Pass has an approved federal funds line at a correspondent bank and NBC-Laredo has an approved line of credit with the Federal Home Loan Bank.

CAPITAL RESOURCES

          Total stockholders' equity decreased $1.6 million to $50.6 million at December 31, 1999 from $52.2 million at December 31, 1998. In addition to net income of $2.7 million, stockholders' equity increased, $2.2 million due to the reduction in the deferred tax asset valuation allowance and decreased $5.1 million due to a decline in the net fair value of securities available for sale. Stockholders' equity was reduced by the 94,325 shares of common stock repurchased at a cost of $1.4 million, or an average of $15.43 per share, as part of stock repurchase plan approved by the Board of Directors in 1997 and 1998. The Board had authorized the repurchase of 900,000 shares. As of December 31, 1999, the Company has repurchased 558,000 shares. The ratio of total stockholders' equity to total assets was 9.2% at December 31, 1999 compared with 10.2% at December 31, 1998. The decline in the unrealized gain or loss on available for sale securities was the reason for the decrease.

         The Company and the Banks are subject to minimum capital ratios mandated by their respective banking industry regulators. The table in Note 18 in the Consolidated Financial Statements illustrates the Company's and the Banks' compliance with the risk-based capital guidelines of the FRB and the OCC. These guidelines are designed to measure Tier 1 and total capital while taking into consideration the risk inherent in both on and off-balance sheet items. Off-balance sheet items at December 31, 1999 include unfunded loan commitments and letters of credit. Pursuant to the current regulatory guidelines, the net unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and the leverage ratio. The leverage ratio is Tier 1 capital divided by quarterly average total assets. A leverage ratio of 3.0% is the minimum requirement for only the most highly rated banking organizations and all other institutions are required to maintain a leverage ratio of 3 to 5 percent.

         Tier 1 capital for the Company includes common stockholders' equity less goodwill. Total capital includes Tier 1 capital and a portion of the allowance for loan losses. The ratios are calculated by dividing the qualifying capital by the risk-weighted assets. The minimum ratio for qualifying total capital is 8.0% of which 4.0% must be Tier 1 capital. For the Company's capital ratios at December 31, 1999 and 1998, see Note 18 in the Consolidated Financial Statements.

ACCOUNTING MATTERS

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

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000. The Company adopted the new Statement effective June 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's earnings or financial position.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is set forth in the section entitled "Market Risk Disclosure - Interest Rate Sensitivity" included under
Item 7 of this document and is incorporated herein by reference.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
National Bancshares Corporation of Texas:


We have audited the accompanying consolidated balance sheet of National Bancshares Corporation of Texas and subsidiaries as of December 31, 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bancshares Corporation of Texas and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                          /s/  KPMG LLP

San Antonio, Texas
March 20, 2000

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
National Bancshares Corporation of Texas and Subsidiaries
San Antonio, Texas

We have audited the accompanying consolidated balance sheet of National Bancshares Corporation of Texas and Subsidiaries as of December 31, 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bancshares Corporation of Texas and Subsidiaries as of December 31, 1998, and the results of operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

/s/ Padgett, Stratemann & Co., L.L.P.


Padgett, Stratemann & Co., L.L.P.
Certified Public Accountants
March 18, 1999


                             NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                            DECEMBER 31, 1999 AND 1998
                                              (DOLLARS IN THOUSANDS)

                                                     ASSETS

                                                                                        DECEMBER 31,        DECEMBER 31,
                                                                                           1999                 1998
                                                                                   --------------------  -------------------

Cash and due from banks                                                                   $     30,394         $     16,473
Interest-bearing accounts                                                                        2,299                2,343
Federal funds sold                                                                              11,949               37,195
Investment securities available for sale                                                       221,268              142,558
Investment securities held to maturity                                                              66               89,923
Loans, net of discounts                                                                        247,406              192,219
Allowance for possible loan losses                                                              (2,841)              (2,670)
Bank premises and equipment, net                                                                19,784               17,793
Goodwill                                                                                         8,427                8,804
Other assets                                                                                    11,032                7,440
                                                                                   --------------------  -------------------
       Total Assets                                                                      $     549,784         $    512,078
                                                                                   ====================  ===================



                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand deposits - non-interest bearing                                                 $     70,629         $     67,160
   Interest-bearing transaction accounts (NOW)                                                  82,717               65,847
   Savings and money market accounts                                                           110,433               95,622
   Certificates and time deposits under $100,000                                               131,322              136,996
   Certificates and time deposits $100,000 and over                                             94,639               82,031
                                                                                   --------------------  -------------------
       Total Deposits                                                                          489,740              447,656
                                                                                   --------------------  -------------------
Accrued interest payable and other liabilities                                                   2,394                2,073
Other borrowings                                                                                 2,317                8,459
Long term notes payable                                                                          4,700                1,684
                                                                                   --------------------  -------------------
       Total Liabilities                                                                       499,151              459,872
Stockholders' Equity:
   Common Stock, $.001 par value, 100,000,000 shares authorized, 4,669,834 issued and 4,111,834 outstanding at December 31, 1999 and
     4,661,234 issued and 4,197,559 outstanding at December 31, 1998                                 5                    5
   Additional paid-in capital                                                                   30,909               28,629
   Retained earnings                                                                            31,421               28,683
   Accumulated other comprehensive income (loss)                                                (1,751)               3,395
   Treasury Stock, at cost (558,000 shares in 1999, 463,675 in 1998)                            (9,951)              (8,506)
                                                                                   --------------------  -------------------
       Total Stockholders' Equity                                                               50,633               52,206
                                                                                   --------------------  -------------------
       Total Liabilities and Stockholders' Equity                                        $     549,784         $    512,078
                                                                                   ====================  ===================




See accompanying notes to consolidated financial statements.


                             NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            1999              1998            1997
                                                                       ----------------  ---------------  --------------
INTEREST INCOME:
   Interest and fees on loans                                              $    20,143       $   16,632      $   13,029
   Interest on investment securities                                            14,163           14,845          12,667
   Interest on federal funds sold                                                1,247            1,504           1,513
   Interest on deposits in banks                                                   113               82             125
                                                                       ----------------  ---------------  --------------
       TOTAL INTEREST INCOME                                                    35,666           33,063          27,334

INTEREST EXPENSE:
   Interest on deposits                                                         14,999           14,568          11,419
   Interest on debt                                                                708              347             303
                                                                       ----------------  ---------------  --------------
       TOTAL INTEREST EXPENSE                                                   15,707           14,915          11,722

NET INTEREST INCOME                                                             19,959           18,148          15,612
   Less: Provision for possible loan losses                                        625              232              80
                                                                       ----------------  ---------------  --------------
NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE LOAN LOSSES                                                         19,334           17,916          15,532

NON-INTEREST INCOME:
   Service charges and fees                                                      3,627            3,240           2,796
   Net trading account profit                                                        -              782             103
   Net realized gains (losses) on securities                                   (1,640)            1,103           1,133
   Net gains on sales of other real estate and assets                               35                9              62
   Other income                                                                    592              567             293
                                                                       ----------------  ---------------  --------------
       TOTAL NON-INTEREST INCOME                                                 2,614            5,701           4,387

NON-INTEREST EXPENSE:
   Salaries and employee benefits                                                9,192            7,947           6,239
   Occupancy and equipment expenses                                              3,273            2,566           1,917
   Goodwill amortization                                                           376              376             191
   Other expenses                                                                4,745            4,384           3,897
                                                                       ----------------  ---------------  --------------
       TOTAL NON-INTEREST EXPENSE                                               17,586           15,273          12,244

INCOME BEFORE FEDERAL INCOME TAXES                                               4,362            8,344           7,675
Federal income tax expense                                                       1,624            3,056           2,811
                                                                       ----------------  ---------------  --------------
NET INCOME                                                                  $    2,738        $   5,288       $   4,864
                                                                       ================  ===============  ==============
BASIC EARNINGS PER SHARE                                                    $     0.66        $    1.17       $    1.04
                                                                       ================  ===============  ==============
DILUTED EARNINGS PER SHARE                                                  $     0.64        $    1.14       $    1.02
                                                                       ================  ===============  ==============




See accompanying notes to consolidated financial statements.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                    (DOLLARS AND NUMBER OF SHARES IN THOUSANDS)

                                                                                                   ACCUMULATED
                                                 COMMON STOCK                                         OTHER
                                       --------------------------------                           COMPREHENSIVE
                                       NUMBER OF               PAID IN     RETAINED    TREASURY   INCOME (LOSS),
                                        SHARES        PAR      CAPITAL     EARNINGS      STOCK     NET OF TAX         TOTAL
                                       --------    --------    --------    --------    --------   --------------    --------
BALANCE AT DECEMBER 31, 1996              4,659    $      5    $ 23,131    $  18,531         --      $  1,242       $ 42,909
Net Income                                   --          --          --        4,864         --            --          4,864
Unrealized gain on securities,
   net of tax and reclassification
   adjustment                                --          --          --          --          --           714            714
                                                                                                                    --------
Total comprehensive income                                                                                             5,578
                                                                                                                    --------
Reduction of deferred tax valuation          --          --       2,611          --          --            --          2,611
                                       --------    --------    --------    --------    --------      --------       --------
BALANCE AT DECEMBER 31, 1997              4,659           5      25,742      23,395          --         1,956       $ 51,098
Net Income                                   --          --          --       5,288          --            --          5,288
Unrealized gain on securities,
   net of tax and reclassification
   adjustment                                --          --          --          --          --         1,439          1,439
                                                                                                                    --------
Total comprehensive income                                                                                             6,727
                                                                                                                    --------
Reduction of deferred tax valuation          --          --       2,873          --          --            --          2,873
Exercise of common stock options              2          --          14          --          --            --             14
Treasury stock purchased                   (464)         --          --          --      (8,506)           --         (8,506)
                                       --------    --------    --------    --------    --------      --------       --------
BALANCE AT DECEMBER 31, 1998              4,197           5      28,629      28,683      (8,506)        3,395         52,206
Net Income                                   --          --          --       2,738          --            --          2,738
Unrealized loss on securities,
   net of tax and reclassification
   adjustment                                --          --          --          --          --        (5,146)        (5,146)
                                                                                                                    --------
Total comprehensive loss                                                                                              (2,408)
                                                                                                                    --------
Reduction of deferred tax valuation          --          --       2,227          --          --            --          2,227
Exercise of common stock options              9          --          53          --          --            --             53
Treasury stock purchased                    (94)         --          --          --      (1,445)           --         (1,445)
                                       --------    --------    --------    --------    --------      --------       --------
BALANCE AT DECEMBER 31, 1999              4,112    $      5    $ 30,909    $ 31,421    $ (9,951)     $ (1,751)      $ 50,633
                                       ========    ========    ========    ========    ========      ========       ========


Disclosure of reclassification amount:

1999 Unrealized loss on securities arising during period                                                                 $ (4,063)
Reclassification adjustment for losses included in income, net of tax benefit of ($558)                               (1,083)
                                                                                                                    --------
Net unrealized loss on securities, net of tax                                                                       $ (5,146)
                                                                                                                    ========
1998 unrealized gain on securities arising during period                                                            $    711
Reclassification adjustment for gains included in income, net of tax of $375                                             728
                                                                                                                    --------
Net unrealized gain on securities, net of tax                                                                       $  1,439
                                                                                                                    ========
1997 unrealized loss on securities arising during period                                                            $    (34)
Reclassification adjustment for gains included in income, net of tax of $385                                             748
                                                                                                                    --------
Net unrealized gain on securities, net of tax                                                                       $    714
                                                                                                                    ========

See accompanying notes to consolidated financial statements.

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                           (DOLLARS IN THOUSANDS)

                                                                              1999          1998          1997
                                                                           ---------      ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $   2,738      $   5,288     $   4,864
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                             2,264          1,798         1,159
     Tax benefit realized from utilization of deferred tax assets              2,227          2,888         2,657
     Provision for possible loan losses                                          625            232           80
     Net realized (gain) loss on securities available for sale                 1,640         (1,103)       (1,133)
     Net decrease (increase) in trading account                                    -          4,908        (3,433)
     Write-down of other real estate owned                                        63              -             -
     Gain on sale of other real estate owned and other assets                    (35)            (9)          (62)
     (Increase) decrease in accrued interest receivable and other assets      (1,228)            46        (1,944)
     Increase in accrued interest payable and other liabilities                  320             70           764
                                                                           ---------      ---------     ---------
         Net cash provided by operating activities                             8,614         14,118         2,952

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net decrease (increase) in federal funds sold                            25,246         (7,255)       (7,290)
     Net decrease (increase) in interest-bearing accounts                         44         (2,125)          312
     Net increase in loans                                                   (55,640)       (56,876)      (23,179)
     Purchases of securities available for sale                              (52,228)       (27,939)      (98,351)
     Proceeds from sales of securities available for sale                     26,549         15,240        33,739
     Proceeds from maturities of securities available for sale                22,832         11,619        15,679
     Purchases of securities held to maturity                                      -         (7,035)      (52,179)
     Proceeds from maturities of securities held to maturity                   4,234         23,649        17,710
     Proceeds from sales of securities held to maturity                            -              -           539
     Capital expenditures                                                     (3,556)        (6,480)       (6,551)
     Proceeds from sale of other real estate owned                               258             32           600
     Net payments for cash acquired from acquisitions                              -              -        (7,319)
                                                                           ---------      ---------     ---------
         Net cash used in investing activities                               (32,261)       (57,170)     (126,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in demand deposits, NOW accounts,
         savings and money-market accounts                                    35,150         10,678        73,463
     Net increase in certificates of deposit and time deposits                 6,935         22,563        61,197
     Proceeds from advances on other borrowings and long term debt             2,413         10,641        12,319
     Principal payments on other borrowings and long term debt                (5,538)        (3,143)      (13,668)
     Purchase of treasury stock                                               (1,445)        (8,506)            -
     Proceeds from exercise of common stock options                               53             14             -
                                                                           ---------      ---------     ---------
         Net cash provided by financing activities                            37,568         32,247       133,311

Net increase (decrease) in cash and due from banks                            13,921        (10,805)        9,973
Cash and due from banks at beginning of year                                  16,473         27,278        17,305
                                                                           ---------      ---------     ---------
Cash and due from banks at end of year                                     $  30,394      $  16,473     $  27,278
                                                                           =========      =========     =========
SUPPLEMENTAL CASH FLOW INFORMATION:

     Interest paid                                                         $  15,545        $14,776     $  11,206
     Federal income taxes paid                                                   212             71           128
Non-cash items:

     Loans originated to facilitate the sale of foreclosed assets                150             22           155
     Loan foreclosures                                                             -            947            94

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NBT Securities Holdings, Inc. and NBT of Delaware, Inc. It also includes the accounts of NBT Securities Holdings, Inc.'s wholly-owned subsidiary, NBC Financial, Inc. and the accounts of NBT of Delaware, Inc.'s wholly-owned subsidiaries (i) NBC Bank, N.A. (Eagle Pass, Texas); (ii) NBC Bank - Laredo, N.A. (Laredo, Texas); (iii) NBC Bank (Rockdale, Texas); and (iv) NBC Holdings - Texas, Inc. (San Antonio, Texas). NBC Bank - Central, N.A. (Luling, Texas) is a majority-owned subsidiary of NBT of Delaware, Inc.

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

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     BANK PREMISES AND EQUIPMENT

     Land is carried at cost. Bank premises and equipment are stated at cost, net of accumulated depreciation. Depreciation is recognized on straight-line method over the estimated useful lives of the assets. The estimated useful lives range from 3 to 50 years. Amortization of leasehold improvements is computed using the straight-line method over the primary term of the lease.

     INTEREST INCOME ON LOANS

     Unearned income on discounted loans is credited to the unearned discount account when the loan is made and is recorded as interest income over the term of the loan to approximate the effective interest method.

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

           NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. In accordance with AICPA Statement of Position (SOP) No. 90-7, income tax benefits recognized from preconfirmation net operating loss carryforwards were used first to reduce reorganization value in excess of amounts allocable to identifiable assets and thereafter to increase additional paid-in capital (See Note 14).

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

                     NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected information about operation segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of this statement did not have an impact on financial position or results of operations. Management of the Company believes that it does not have separate reportable operating segments under the provisions of SFAS No. 131.

     RECLASSIFICATIONS

     Certain amounts have been reclassified from prior presentations at December 31, 1998 and 1997 to conform to classifications at December 31, 1999. There is no effect on previously reported net income or retained earnings.

2.   ACQUISITIONS

     The Company's acquisitions have been accounted for under the purchase method of accounting. On July 18, 1997, the Company acquired three branches of Wells Fargo Bank in Giddings, Marble Falls and Taylor, Texas. The Company acquired approximately $103.4 million in deposits and $2.6 million in the owned branch facilities branch furniture, fixtures and certain equipment. The Company paid a purchase price of approximately $9.9 million for the acquisitions. The acquired branches operations have been included in the statement of operations since the date of the acquisition.

3.   INVESTMENT SECURITIES

     Investment securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of investment securities of the Company and their approximate fair values at December 31 were as follows: (Dollars in thousands)

                                                                                          DECEMBER 31, 1999
                                                                        ------------------------------------------------------
                                                                                         GROSS        GROSS
                                                                         AMORTIZED     UNREALIZED   UNREALIZED   APPROXIMATE
                                                                            COST         GAINS        LOSSES     FAIR VALUE
                                                                        ------------------------------------------------------
     SECURITIES AVAILABLE FOR SALE:
        U.S. Treasury securities                                        $ 163,546      $   214      $   (523)     $  163,237
        U.S. Government agency and mortgage-backed securities              54,665            7        (1,257)         53,415
        Other securities including Federal Reserve Bank stock               5,710            -        (1,094)          4,616
                                                                        ---------      -------      --------      ----------
              Total                                                     $ 223,921      $   221      $ (2,874)     $  221,268
                                                                        =========      =======      ========      ==========
     SECURITIES HELD TO MATURITY:
        Foreign debt securities                                         $      66      $     -      $     (5)     $       61
                                                                        ---------      -------      --------      ----------
              Total                                                     $      66      $     -      $     (5)     $       61
                                                                        =========      =======      ========      ==========

                     NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                          DECEMBER 31, 1999
                                                                        ------------------------------------------------------
                                                                                         GROSS        GROSS
                                                                         AMORTIZED     UNREALIZED   UNREALIZED   APPROXIMATE
                                                                            COST         GAINS        LOSSES     FAIR VALUE
                                                                        ------------------------------------------------------
     SECURITIES AVAILABLE FOR SALE:
        U.S. Treasury securities                                        $ 127,081      $ 7,038      $      -      $  134,119
        U.S. Government agency and mortgage-backed securities               1,977           24             -           2,001
        Other securities including Federal Reserve Bank stock               8,354            -        (1,916)          6,438
                                                                        ---------      -------      --------      ----------
              Total                                                     $ 137,412      $ 7,062      $ (1,916)     $  142,558
                                                                        =========      =======      ========      ==========
     SECURITIES HELD TO MATURITY:
        U.S. Treasury securities                                        $  87,885      $ 4,464      $      -      $   92,349
        U.S. Government agency and mortgage-backed securities               1,973           13             -           1,986
        Foreign debt securities                                                65            2            (3)             64
                                                                        ---------      -------      --------      ----------
              Total                                                     $  89,923      $ 4,479      $     (3)     $   94,399
                                                                        =========      =======      ========      ==========

     During the year ended December 31, 1999, the Company transferred securities with a fair value of $85,578,000 from the held to maturity category into the available for sale category. An unrealized gain of $2,185,036 was recorded upon the transfer in 1999. During the year ended December 31, 1998, the Company transferred securities with a fair value of $1,475,425 from the available for sale category into the trading category. A gain of $430,325 was realized upon the transfer in 1998. During the year ended December 31, 1997, the Company did not transfer any securities between the held to maturity and available for sale categories.

     The unrealized gains and losses on investment securities held at December 31, 1999 and 1998 have been judged to be temporary market fluctuations with no material financial impact on the Company. Unrealized net holding gains on trading securities of $103,000 were included in earnings in 1997. There were no unrealized net holding gains or losses on trading securities in either 1998 and 1999.

     Investment securities carried at approximately $92,225,000 and $55,824,000 at December 31, 1999 and 1998, respectively, were pledged to secure public funds.

     The scheduled maturities of securities to be held to maturity and securities available for sale at December 31, 1999 were as follows (Dollars in thousands):

                                                                          DECEMBER 31, 1999
                                                     -----------------------------  ----------------------------
                                                          AVAILABLE FOR SALE              HELD TO MATURITY
                                                     -----------------------------  ----------------------------
                                                      AMORTIZED     APPROXIMATE      AMORTIZED      APPROXIMATE
                                                        COST        FAIR VALUE          COST        FAIR VALUE
                                                      ----------    -----------     -----------    -------------
     Due in one year or less                           $  18,472     $   18,506       $     -        $      -
     Due in one year to five years                       130,456        129,841            66              61
     Due from five to ten years                           62,468         61,572             -               -
     Due after ten years                                   1,858          1,859             -               -
                                                      ----------    -----------     -----------    -------------
         Total                                         $ 213,254     $  211,778       $    66        $     61
     Equity Securities                                     5,074          3,981             -               -
     Mortgage backed securities                            5,253          5,169             -               -
     Federal Reserve Bank Stock                              340            340             -               -
                                                      ----------    -----------     -----------    -------------
         Total                                         $ 223,921     $  221,268       $    66        $     61
                                                      ==========    ===========     ===========    =============

                     NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Gross realized gains and gross realized losses on sales of securities available for sale were $529,893 and $2,170,099, respectively, in 1999, $1,128,294 and $25,148, respectively, in 1998, and $1,412,000 and $279,000, respectively, in 1997.

4.   LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The components of loans in the consolidated balance sheets were as follows (Dollars in thousands):

                                                                        DECEMBER 31,
                                                            ----------------------------------
                                                               1999                 1998
                                                            --------------       -------------
     Commercial Loans                                         $    39,962          $    30,242
     Real Estate - Construction                                    21,959               12,125
     Real Estate - Commercial                                      76,180               56,420
     Real Estate - Residential                                     76,112               63,234
     Agriculture Loans                                              4,836                3,712
     Consumer Loans                                                27,833               26,277
     Other Loans                                                    1,405                1,435
                                                            --------------       -------------
                                                                  248,287              193,445
     Unearned Discount                                               (881)              (1,226)
                                                            --------------       -------------
                                                                  247,406              192,219
     Allowance for Possible Loan Losses                            (2,841)              (2,670)
                                                            --------------       -------------
                                                             $    244,565         $    189,549
                                                            =============        =============

     Changes in the allowance for possible loan losses were as follows (Dollars in thousands):

                                                                              DECEMBER 31,
                                                               -----------------------------------------
                                                                  1999           1998            1997
                                                               -----------    ----------      ----------
                                                                           (Dollars in Thousands)
     Balance at beginning of year                               $    2,670     $   2,458       $   2,408
         Provisions for possible loan losses                           625           232              80
         Losses charged to the allowance                              (597)         (290)           (272)
         Recoveries credited to the allowance                          143           270             242
                                                               -----------    ----------      ----------
     Balance at end of year                                     $    2,841     $   2,670       $   2,458
                                                               ============   ==========      ==========

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

     As of December 31, 1999, 1998, and 1997, the Banks have impaired loans of $2,334,000, $899,000, and $1,314,000, respectively. The allowance for loan losses related to those loans was $274,000, $75,000, and $117,000 at December 31, 1999, 1998, and 1997, respectively. The average recorded investment in impaired loans during the year ended December 31, 1999, 1998, and 1997 was $1,670,000, $1,546,000, and $1,254,000, respectively. Interest income of approximately $67,000, $50,000, and $287,000 on impaired loans was recognized for cash payments received during the year ended December 31, 1999, 1998, and 1997, respectively. Management of the Company recognizes the risks associated with these impaired loans. However, management's decision to place loans in this category does not necessarily mean that the Company expects losses to occur.

                     NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Banks' nonperforming loans at December 31, 1999 consisted of $239,000 in accruing loans over 90 days past due and $2,095,000 in nonaccrual loans. The reduction in interest income associated with nonaccrual loans during the year ended December 31, 1999, 1998, and 1997 was approximately $89,000, $185,000, and $151,000, respectively.

5.   BANK PREMISES AND EQUIPMENT

     The components of bank premises and equipment included in the consolidated balance sheets were as follows (Dollars in thousands):

                                                                           DECEMBER 31,
                                                                 --------------------------------
                                                                     1999                1998
                                                                 -------------       ------------
     Land                                                         $      4,345        $     4,345
     Buildings and Leasehold Improvements                               14,523             12,881
     Equipment and Furniture                                             8,720              7,296
                                                                 -------------       ------------
          Total Cost                                                    27,588             24,522
     Less: Accumulated Depreciation                                      7,804              6,729
                                                                 -------------       ------------
          Net Book Value                                          $     19,784        $    17,793
                                                                 =============       ============

     Depreciation expense totaled $1,565,000, $1,197,000, and $919,000 for the years ended December 31, 1999, 1998, and 1997, respectively. Capitalized interest on three branch construction projects totaled $87,230 for the year ended December 31, 1998.

6.   OTHER ASSETS

     Other assets include the following (Dollars in thousands):

                                                                           DECEMBER 31,
                                                                 --------------------------------
                                                                     1999                1998
                                                                 -------------       ------------
     Accrued Interest Receivable                                   $     5,073        $     4,750
     Net Deferred Tax Asset                                              4,362                900
     Other Real Estate Owned                                               906              1,195
     Other                                                                 691                595
                                                                 -------------       ------------
             Total                                                $     11,032        $     7,440
                                                                 =============       ============

7.   DEPOSITS

     Included in total deposits are $110,690,000 and $103,768,000 of Mexican National deposits at December 31, 1999 and 1998, respectively.

     The aggregate amount of short-term jumbo certificates of deposit (CDs), each with a minimum denomination of $100,000, was approximately $91,775,000 and $79,722,000 at December 31, 1999 and 1998, respectively.

                   NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     At December 31, 1999, the scheduled maturities of CDs are as follows (Dollars in thousands):

     Year ending December 31,
                       2000                                      $      213,870
                       2001                                              10,463
                       2002                                               1,095
                       2003                                                 347
                       2004 and thereafter                                  186
                                                                ---------------
                                                                 $      225,961
                                                                ===============

8.   OTHER BORROWINGS AND LONG-TERM NOTES PAYABLE

     On December 31, 1999, a subsidiary bank holding company maintained a margin account which is secured by investment securities. The interest rate is variable (6.00% at December 31, 1999).The balance at December 31, 1999 was $2,317,000.

     In July 1995, $175,000 was advanced to Laredo from the Federal Home Loan Bank of Dallas. This note bears an interest rate of 6.393% and has a maturity date of August 2015. Principal and interest payments are due monthly in the approximate amount of $1,300 with the remaining balance due at maturity. The outstanding balance at December 31, 1999 and 1998 was approximately $153,000 and $159,000, respectively. In September 1998, Laredo borrowed $100,000 from the Federal Home Loan Bank of Dallas. This advance bears an interest rate of 5.15% and has a maturity date of October 2018. Principal and interest payments are due monthly in the approximate amount of $668. The outstanding balance at December 31, 1999 and 1998 was approximately $96,300 and $99,500, respectively. In December 1998, Laredo borrowed $1,250,000 from the Federal Home Loan Bank of Dallas. This advance bears an interest rate of 5.13% and has a maturity date of January 2004. Principal and interest payments are due monthly in the approximate amount of $24,000. The outstanding balance at December 31, 1999 and 1998 was approximately $1,025,000 and $1,250,000, respectively. In January 1999, Laredo borrowed $1,000,000 from the Federal Home Loan Bank of Dallas. This advance bears an interest rate of 5.216% and has a maturity date of February 2004. Principal and interest payments are due monthly in the approximate amount of $19,000. The outstanding balance at December 31, 1999 was approximately $835,600.

     On October 2, 1999, the Company executed a $3,237,000 note with The Independent BankersBank in Dallas. The note bears a variable interest rate at Wall Street Journal prime (8.50% at December 31, 1999). Principal payments of $161,825 plus interest are due quarterly beginning January 2, 2000 with the balance of unpaid principal plus accrued interest due at maturity. The note matures on October 2, 2002. The note is collateralized by the common stock of NBT of Delaware, Inc. and the stock of the subsidiary banks. The outstanding balance at December 31, 1999 was $2,555,000. The Company also executed a one year $1 million revolving line of credit dated October 29, 1999 with The Independent BankersBank. The line bears interest at Wall Street Journal prime with any outstanding interest to be paid quarterly. The outstanding balance at December 31, 1999 was $0. The Company is required to meet certain debt convenants, of which full compliance was met at December 31, 1999.

     Aggregate maturities at December 31, 1999 are as follows:

     Year ending December 31,
                       2000                                     $     3,397,350
                       2001                                           1,102,884
                       2002                                           1,740,483
                       2003                                             505,228
                       2004 and thereafter                              271,741
                                                               ----------------
                                                                $     7,017,686
                                                               ================

                   NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The Company had a forty-two month sub-lease agreement for general corporate office space. The commencement date of the sub-lease was July 1, 1996. The sub-lease was renewed for a one year term on December 31, 1999. The Company leased property which was used as a data processing center. The commencement date of this lease was October 1, 1995. This lease expired on March 31, 1999. Gross rental expense for the year ended December 31, 1999, 1998, and 1997 was $57,491, $134,738, and $108,458,
     respectively.

     At December 31, 1999 the Company's future minimum lease payments under operating leases were $42,000 for the year ending December 31, 2000.

10.  EARNINGS PER SHARE

     The following provides a reconciliation of basic and diluted earnings per share (Dollars in thousands, except shares and per share amounts):



                                                                                           DECEMBER 31,
                                                                        ----------------------------------------------------
                                                                             1999              1998              1997
                                                                        ----------------  ----------------  ----------------
     Net income before extraordinary credit                              $        2,738    $        5,288    $        4,864
     Weighted average shares outstanding:
        Basic                                                                 4,154,529         4,503,427         4,658,734
        Diluted                                                               4,249,197         4,625,323         4,749,200

     Earnings per share - Basic                                          $         0.66    $         1.17    $         1.04
                                                                        ----------------  ----------------  ----------------
        Effect of diluted securities:

             Stock options                                                        (0.02)            (0.03)            (0.02)
                                                                        ----------------  ----------------  ----------------
     Earnings per share - Diluted                                        $         0.64    $         1.14    $         1.02
                                                                        ================  ================  ================


11.  EMPLOYEE BENEFITS

     The Company has a defined contribution plan for the benefit of substantially all employees. The plan includes a 401(k) retirement plan feature. Employees are allowed to make contributions to the plan. Each subsidiary Bank's contribution to the plan is determined annually by that Bank's Board of Directors. Plan expense for the years ended December 31, 1999, 1998 and 1997 totaled $189,391, $140,767, and $104,873, respectively.

                   NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  MANAGEMENT AND DIRECTOR STOCK OPTION PLAN

     The Company has various stock option plans under which the Company's officers, directors and key employees may be granted options to purchase the Company's common stock at 100% of the market price on the day the option is granted.

     The Plans are administered by the Board of Directors of the Company. The Board of Directors is authorized to determine the terms and conditions of all options granted.

     Each option under the plans shall terminate and be unexercisable upon the date specified by the applicable administrator, however, this date shall not exceed ten years from the grant date of the options.

     Under the "Nonqualified Stock Option Agreement," options are exercisable in one-fifth increments commencing one year after the grant date and subject to any longer or shorter periods the Administrator may impose.

     Following is a summary of transactions for the years presented:

                                                                      YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------------------
                                                    1999                         1998                       1997
                                         ---------------------------   -------------------------  -------------------------
                                            SHARES       WEIGHTED        SHARES      WEIGHTED       SHARES      WEIGHTED
                                                            AVG                        AVG                        AVG
                                                         EXERCISE                    EXERCISE                   EXERCISE
                                                           PRICE                      PRICE                      PRICE
                                         -------------  ------------   ----------- -------------  ----------- -------------
     Outstanding, beginning of year           265,700      $   9.70       198,700      $   8.42      148,700      $   6.80
     Granted                                  117,700         15.29        70,350         13.23       50,000         13.25
     Exercised                                (8,600)          6.14       (2,500)          5.68            -             -
     Forfeited                                  (625)         15.25         (850)         13.25            -             -
                                         -------------  ------------   ----------- -------------  ----------- -------------

     Outstanding, end of year                 374,175      $  11.53       265,700      $   9.70      198,700      $   8.42
                                         =============  ============   =========== =============  =========== =============

     Exercisable at end of year               205,520      $   9.21       169,280      $   8.17      147,040      $   7.33

     Weighted average fair value of
        Options granted during the year                    $  14.875                   $  13.23                   $  13.25


     The options outstanding at December 31, 1999, have exercise prices between $5.68 and $15.5625 with a weighted average exercise price of $11.53 and a weighted average remaining contractual life of 3.98 years. At December 31, 1999, there remained 57,525 shares reserved for future grants of options under the Plans.

     The Company accounts for this plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options granted. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the years ended December 31, 1999 and 1998. The fair value of the options granted in 1999 and 1998 were estimated as of the date of grant using an accepted options pricing model with the following weighted-average assumptions: risk-free interest rate of 6.475% and 4.654%, respectively; expected dividend yield of 0% and 0%, respectively; expected volatility of 14.7% and 25%, respectively; and expected life of 6 years.

     Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," however, the Company will continue to account for stock-based compensation using APB Opinion No. 25 for both stock option plans and, accordingly, no compensation cost will be recognized for stock options in the consolidated financial statements. In determining compensation cost based on the fair value method at the date of grant for stock options under SFAS No. 123, the Company's net income and net income per share would have been reduced by less than 1% for 1999, 1998, and 1997.

                   NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


OTHER OPERATING EXPENSES

13.  Other operating expenses include the following (Dollars in thousands):

                                                                                           DECEMBER 31,
                                                                        ----------------------------------------------------
                                                                             1999              1998              1997
                                                                        ----------------  ----------------  ----------------
     Data processing expenses                                            $          319    $          267    $          247
     FDIC insurance                                                                  51                49                34
     Insurance                                                                      133               107               101
     Office supplies                                                                685               603               572
     Postage and courier                                                            526               498               601
     Professional fees                                                              837               905               784
     Miscellaneous                                                                2,194             1,955             1,558
                                                                        ----------------  ----------------  ----------------
            Total                                                        $        4,745    $        4,384    $        3,897
                                                                        ================  ================  ================


14.  FEDERAL INCOME TAX

     The provision for federal income tax consisted of the following (Dollars in thousands):

                                                                                    YEARS ENDED DECEMBER 31,
                                                                       ---------------------------------------------------
                                                                            1999              1998              1997
                                                                       ---------------   ---------------   ---------------
     Currently Paid or Payable                                          $         132     $         168     $         154
     Deferred Expense                                                           1,492             2,888             2,657
                                                                       ---------------   ---------------   ---------------
         Total                                                          $       1,624     $       3,056     $       2,811
                                                                       ===============   ===============   ===============



     The provision for federal income tax is less than that computed by applying the federal statutory rate of 34% to income before income taxes as indicated in the following analysis (Dollars in thousands):

                                                                                    YEARS ENDED DECEMBER 31,
                                                                       ---------------------------------------------------
                                                                            1999              1998              1997
                                                                       ---------------   ---------------   ---------------
      Tax Based on Statutory Rate                                       $       1,483     $       2,837     $       2,610
      Effect of Tax-exempt Income                                                 (16)              (15)              (26)
      Interest and other Nondeductible Expenses                                     7                 9                 8
      Alternative Minimum Tax                                                     132               167               156
      Goodwill                                                                     28                28                24
      Other - Net                                                                 (10)               30                39
                                                                       ---------------   ---------------   ---------------
                                                                        $       1,624     $       3,056     $       2,811
                                                                       ===============   ===============   ===============

                    NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The components of the deferred income tax assets and liabilities consist of the following (Dollars in thousands):

                                                                                 YEARS ENDED DECEMBER 31,
                                                                                ---------------------------
                                                                                   1999            1998
                                                                                -----------     -----------
     Deferred Tax Assets Related to:
           Net Operating Loss Carryforward                                       $   30,417      $   32,521
           Other Real Estate Owned                                                       67              72
           Securities Valuation Reserve                                                  64              55
           Non-accrual Loan Interest                                                    235             140
           Securities Writedown                                                         744               -
           Other                                                                         90              40
           Net Unrealized Depreciation on Securities Available for Sale                 902               -
                                                                                -----------     -----------
                                                                                     32,519          32,828
           Less: Valuation Allowance                                                 27,285          29,512
                                                                                -----------     -----------
                Total Deferred Tax Assets                                             5,234           3,316
                                                                                -----------     -----------

     Deferred Tax Liabilities Related to:
           Allowance for Loan Losses                                                    (17)            (31)
           Depreciation                                                                 (89)           (146)
           Bond Accretion                                                              (749)           (395)
           Goodwill                                                                     (17)            (94)
           Net Unrealized Appreciation on Securities Available for Sale                   -          (1,750)
                                                                                -----------     -----------
                Total Deferred Tax Liabilities                                         (872)         (2,416)
                                                                                -----------     -----------
                     Net Deferred Tax Asset                                      $    4,362      $      900
                                                                                ===========     ===========

     For federal income tax purposes, the Company had approximately $89 million in net operating loss carryforwards as of December 31, 1999 which will be available to reduce income tax liabilities in future years. The preconfirmation net operating loss carryforwards arose from the Company's emergence from a reorganization under Chapter 11 of the United States Bankruptcy Code in May 1992. If unused, approximately $85 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

     Pursuant to SFAS No. 109, the Company had available certain deductible temporary differences and net operating loss carryforwards for use in future tax reporting periods, which created deferred tax assets. SFAS No. 109, requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the year ended December 31, 1999 and 1998, the deferred tax asset valuation allowance was reduced by $2,227,000 and $2,873,000, respectively, to adjust the recorded net deferred tax asset to an amount considered more likely than not to be realized. The deferred tax asset net of the valuation allowance and recorded on the books of the Company was $4,362,000 at December 31, 1999. Realization of this asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Realization could also be affected by a significant ownership change of the Company over a period of three years as prescribed by income tax law. Although realization of the net deferred tax asset is not assured because of these uncertainties, management believes it is more likely than not that all of the recorded deferred tax asset will be realized.

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

                    NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  RELATED PARTY TRANSACTIONS

     The Banks have entered into transactions with their directors, executive officers, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 1999 and 1998 was $6,774,000 and $5,906,000,
     respectively. During the year ended December 31, 1999 and 1998, new loans to such related parties amounted to $2,653,000 and $2,884,000, respectively, and repayments amounted to $2,670,000 and $1,181,000, respectively. No outside directors of the Company have any outstanding loans.

     During 1998 and 1997, the Company utilized a stock brokerage firm, which is 100% owned by the Company's Chairman, to execute certain transactions on its behalf. The Company uses an unrelated company to act as custodian and clearing firm for its investment assets. Net commissions earned by the traders at the brokerage firm, excluding the Company Chairman, related to investment transactions by the Company in 1999 and 1998 totaled $7,128 and $35,918 on purchase and sale transactions of $4,173,014 and $78,810,916, respectively.

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

                    NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A summary of the notional amounts of the Bank's financial instruments with off-balance sheet risk at December 31, 1999 is as follows:

                                                                 NOTIONAL AMOUNT
                                                                 ---------------
     Commitments to extend credit                                $    19,881,000
     Commitments to extend credit - Credit Cards                         421,000
     Financial standby letters of credit                                 906,000
     Performance standby letters of credit                               603,000

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

                    NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The estimated fair values of the Company's financial instruments were as follows:

                                                         DECEMBER 31, 1999             DECEMBER 31, 1998
                                                     -------------------------    --------------------------
                                                                   (DOLLARS IN THOUSANDS)
                                                       CARRYING        FAIR        CARRYING         FAIR
                                                        AMOUNT        VALUE         AMOUNT          VALUE
                                                     -----------   -----------    -----------    -----------
     Financial Assets:
         Cash and Due from Banks                      $   30,394    $   30,394     $   16,473     $   16,473
         Interest Bearing Deposits in Banks                2,299         2,299          2,343          2,343
         Federal Funds sold                               11,949        11,949         37,195         37,195
         Securities Available for Sale                   221,268       221,268        142,558        142,558
         Securities Held to Maturity                          66            61         89,923         94,399
         Loans - net                                     244,565       249,357        189,549        191,160
         Accrued Interest Receivable                       5,073         5,073          4,750          4,750

     Financial Liabilities:
         Demand Deposits                                  70,629        70,629         67,160         67,160
         NOW, Money market, and
               Savings Accounts                          193,150       193,150        161,469        161,469
         Time Deposits                                   225,961       268,420        219,027        260,056
         Accrued Interest Payable                          1,591         1,591          1,429          1,429
         Other Debt                                        7,017         7,017         10,143         10,143

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

                    NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and its subsidiary banks meet all capital adequacy requirements to which it is subject.

     As of December 31, 1999, the most recent notification from the Banking regulators categorized the Company and its subsidiary banks as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Company and its subsidiary banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' categories.

                                   NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company and its subsidiary banks actual capital amounts and ratios are also presented in the table (Dollars in thousands).


                                                                                                         TO BE WELL CAPITALIZED
                                                                                  FOR CAPITAL           UNDER PROMPT CORRECTIVE
     AS OF DECEMBER 31, 1999:                            ACTUAL                ADEQUACY PURPOSES           ACTION PROVISIONS
                                               -------------------------  -------------------------- ----------------------------
                                                  AMOUNT        RATIO        AMOUNT        RATIO        AMOUNT         RATIO
                                               ------------ ------------  ------------ ------------- ------------ ---------------
     Total Capital to Risk Weighted Assets:
        CONSOLIDATED                              $ 46,076        17.47%     $ 21,094   >=     8.00%    $ 26,368   >=      10.00%
        Eagle Pass                                  20,299        13.99%       11,607   >=     8.00       14,509   >=      10.00
        Laredo                                       9,077        15.50%        4,684   >=     8.00        5,856   >=      10.00
        Rockdale                                     7,532        21.86%        2,756   >=     8.00        3,445   >=      10.00
        Luling                                       4,356        22.26%        1,566   >=     8.00        1,957   >=      10.00
     Tier 1 Capital to Risk Weighted Assets:
        CONSOLIDATED                              $ 43,235        16.40%     $ 10,547   >=     4.00%    $ 15,821   >=       6.00%
        Eagle Pass                                  19,104        13.17%        5,804   >=     4.00        8,705   >=       6.00
        Laredo                                       8,377        14.31%        2,342   >=     4.00        3,513   >=       6.00
        Rockdale                                     7,102        20.61%        1,378   >=     4.00        2,067   >=       6.00
        Luling                                       4,108        20.99%          783   >=     4.00        1,174   >=       6.00
     Tier 1 Capital to Average Assets:
        CONSOLIDATED                              $ 43,235         7.86%     $ 21,990   >=     4.00%    $ 27,488   >=       5.00%
        Eagle Pass                                  19,104         6.49%       11,777   >=     4.00       14,721   >=       5.00
        Laredo                                       8,377         8.14%        4,119   >=     4.00        5,148   >=       5.00
        Rockdale                                     7,102         6.45%        4,408   >=     4.00        5,510   >=       5.00
        Luling                                       4,108        13.61%        1,207   >=     4.00        1,509   >=       5.00

                                                                                                         TO BE WELL CAPITALIZED
                                                                                  FOR CAPITAL           UNDER PROMPT CORRECTIVE
     AS OF DECEMBER 31, 1998:                             ACTUAL                ADEQUACY PURPOSES           ACTION PROVISIONS
                                               -------------------------  -------------------------- ----------------------------
                                                   AMOUNT        RATIO        AMOUNT        RATIO        AMOUNT          RATIO
                                               ------------ ------------  ------------ ------------- ------------ ---------------
     Total Capital to Risk Weighted Assets:
        CONSOLIDATED                              $ 41,033        19.62%     $ 16,730   >=     8.00%    $ 20,912   >=      10.00%
        Eagle Pass                                  18,656        16.36%        9,120   >=     8.00       11,400   >=      10.00
        Laredo                                       8,638        16.78%        4,119   >=     8.00        5,149   >=      10.00
        Rockdale                                     7,112        24.36%        2,336   >=     8.00        2,920   >=      10.00
        Luling                                       3,933        21.31%        1,477   >=     8.00        1,846   >=      10.00
     Tier 1 Capital to Risk Weighted Assets:
        CONSOLIDATED                              $ 38,418        18.37%      $ 8,365   >=     4.00%    $ 12,547   >=       6.00%
        Eagle Pass                                  17,231        15.11%        4,560   >=     4.00        6,840   >=       6.00
        Laredo                                       8,040        15.61%        2,060   >=     4.00        3,089   >=       6.00
        Rockdale                                     6,747        23.11%        1,168   >=     4.00        1,752   >=       6.00
        Luling                                       3,699        20.04%          738   >=     4.00        1,108   >=       6.00
     Tier 1 Capital to Average Assets:
        CONSOLIDATED                              $ 38,418         8.12%     $ 19,707   >=     4.00%    $ 24,633   >=       5.00%
        Eagle Pass                                  17,231         6.49%       10,622   >=     4.00       13,277   >=       5.00
        Laredo                                       8,040         9.95%        3,233   >=     4.00        4,041   >=       6.00
        Rockdale                                     6,747         6.12%        4,408   >=     4.00        5,510   >=       5.00
        Luling                                       3,699        13.03%        1,135   >=     4.00        1,419   >=       5.00



                                   NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

     Condensed balance sheet information of National Bancshares Corporation of Texas (The Parent Company) at December 31, 1999 and 1998, and the related statements of income and cash flows for the years ended December 31, 1999, 1998 and 1997 are as follows (Dollars in thousands):



     BALANCE SHEETS:

                                                                                                     DECEMBER 31,
                                                                                         ------------------------------------
                                                                                                1999              1998
                                                                                         ------------------ -----------------
     ASSETS:
     Cash                                                                                 $            194   $           360
     Investment in subsidiaries                                                                     50,093            54,389
     Fixed assets - net                                                                                 78               166
     Federal tax benefits due                                                                          923               827
     Deferred tax asset                                                                              3,185             3,117
     Other assets                                                                                      171               199
                                                                                         ------------------ -----------------
           Total Assets                                                                   $         54,644   $        59,058
                                                                                         ================== =================

     LIABILITIES AND STOCKHOLDERS' EQUITY:
     Notes payable                                                                        $          2,555   $         6,187
     Accrued interest payable and other liabilities                                                    186               240
                                                                                         ------------------ -----------------
           Total Liabilities                                                                         2,741             6,427
                                                                                         ------------------ -----------------
     Common stock                                                                                        5                 5
     Surplus - common stock                                                                         30,909            28,629
     Retained earnings                                                                              31,421            28,683
     Accumulated other comprehensive income (loss)                                                  (1,751)            3,395
     Treasury stock, at cost (475,682 shares in 1999, 438,675 shares in 1998)                       (8,681)           (8,081)
                                                                                         ------------------ -----------------
           Total Stockholders' Equity                                                               51,903            52,631
                                                                                         ------------------ -----------------
                                                                                          $         54,644   $        59,058
                                                                                         ================== =================



     STATEMENTS OF OPERATIONS:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------------------
                                                                                1999             1998              1997
                                                                           ---------------  ----------------  ----------------
     INCOME:
       Dividends from subsidiaries                                          $       3,936    $        2,300    $        1,535
       Undistributed earnings of subsidiaries                                           8             3,924             4,245
       Other income                                                                   128               412                40
                                                                           ---------------  ----------------  ----------------
                                                                                    4,072             6,636             5,820
                                                                           ---------------  ----------------  ----------------
     EXPENSES:
       Salaries and employee benefits                                                 773               690               498
       Occupancy and equipment expenses                                               227               141                91
       Interest expense                                                               383               202               275
       Professional fees                                                              200               238               212
       Other operating expenses                                                       173               249               113
                                                                           ---------------  ----------------  ----------------
                                                                                    1,756             1,520             1,189
                                                                           ---------------  ----------------  ----------------
       INCOME BEFORE FEDERAL INCOME TAX BENEFIT                                     2,316             5,116             4,631
       Federal income tax benefit                                                     422               172               233
                                                                           ---------------  ----------------  ----------------
       NET INCOME                                                           $       2,738    $        5,288    $        4,864
                                                                           ===============  ================  ================



                                      NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        NATIONAL BANCSHARES CORPORATION OF TEXAS
                                                  (PARENT COMPANY ONLY)


                                                 STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                   (DOLLARS IN THOUSANDS)




                                                                                 1999           1998            1997
                                                                           --------------- -------------- ---------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $       2,738   $      5,288   $       4,864
    Adjustments to reconcile net income to net cash provided by operating activities:
        Equity in earnings of subsidiaries                                         (3,944)        (6,224)         (5,780)
        Dividends received                                                          3,936          2,300           1,535
        Depreciation and amortization                                                  27             28              16
        Tax benefit realized from utilization of deferred tax assets                2,227          2,873           2,611
        Provision for deferred income taxes                                           (67)          (122)             79
        (Increase) decrease in accrued interest receivable and other
         assets                                                                       (68)          (235)            (76)
        Increase (decrease) in accrued interest payable and other
         liabilities                                                                  (54)           153            (255)
                                                                           --------------- -------------- ---------------
            Net cash provided by operating activities                               4,795          4,061           2,994
    CASH FLOWS FROM INVESTING ACTIVITIES:
        Net decrease in interest bearing accounts                                       -              -              32
        Capital expenditures                                                         (406)          (136)            (38)
        Capital contribution to subsidiaries                                         (377)             -          (2,500)
                                                                           --------------- -------------- ---------------
            Net cash used in investing activities                                    (783)          (136)         (2,506)
    CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from advances on debt                                                  -          6,386           5,500
        Principal payments on other debt                                           (3,631)        (2,500)         (6,839)
        Exercise of common stock options                                               53             14               -
        Purchase of treasury stock                                                   (600)        (8,081)              -
                                                                           --------------- -------------- ---------------
            Net cash used in by financing activities                               (4,178)        (4,181)         (1,339)

    Net decrease in cash and due from banks                                          (166)          (256)           (851)
    Cash and due from banks at beginning of year                                      360            616           1,467
                                                                           --------------- -------------- ---------------
    Cash and due from banks at end of year                                  $         194   $        360   $         616
                                                                           =============== ============== ===============


              NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 9. CHANGES OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 22, 1999 the Company dismissed Padgett, Stratemann & Co., L.L.P. as its independent accountants as previously reported in the Company's Current Report on For 8-K for that date. The dismissal was approved by the Audit Committee and the Company's Board of Directors. The reports of Padgett, Stratemann & Co., L.L.P. on the financial statements for the two most recent fiscal years did not contain an adverse opinion, disclaimer of opinion, qualification or modification as to uncertainty, audit scope or accounting principles. Furthermore, during the two most recent fiscal years and through April 22, 1999, there were no disagreements with Padgett, Stratemann & Co., L.L.P. on any matter of accounting principles or practices, which disagreements, if not resolved to the satisfaction of Padgett, Stratemann & Co., L.L.P., that would have caused that firm to make reference to the subject matter of such disagreements in its reports on the financial statements for such years. However, the Company restated its financial statements for 1996, 1997, and 1998 because of an error in the application of an accounting principle related to the reporting of income taxes. Padgett, Stratemann & Co. L.L.P., has concurred in the conclusion that there was an error in the prior financial statements regarding this issue.

         On April 22, 1999, the Company appointed KPMG, L.L.P. as its independent accountants. During the two most recent fiscal years and through April 22, 1999, the Company had not consulted with KPMG, L.L.P. regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item with respect to directors of the Company as well as executive officers who are also directors of the Company is incorporated by reference from the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be held May 19,2000.

         Information required by this Item with respect to executive officers of the Company who are not also directors of the Company is set forth below.

ANNE R. RENFROE, age 35, has been the Chief Financial Officer of the Company since May 1995. Formerly, Ms. Renfroe was Vice-President and Controller of Texas Independent Bank, Dallas, Texas from December 1992 to January 1995. In addition, from August 1989 to December 1992 Ms. Renfroe was an audit supervisor with Fisk Robinson, P.C., Dallas, Texas. From 1986 to 1989, Ms. Renfroe was Assistant Controller for NorthPark National Bank in Dallas, Texas. Ms. Renfroe is a certified public accountant.

MORRIS D. WEISS, age 40, has been Senior Vice President and General Counsel for the Company since April 1997 with responsibilities for overseeing and managing the legal affairs of the Company. Prior to joining the Company, Mr. Weiss was a partner with the law firm of Weil, Gotshal & Manges, LLP from January 1994 until April 1997 in the Business Finance and Restructuring Department, and had been an associate at such firm since October 1985. In addition, Mr. Weiss has been General Counsel of Equibond, Inc., a stock brokerage firm, and Senior Vice President and General Counsel of NBI, Inc., since April 1997.

         The Company also employs eight significant employees who are not directors or executive officers of the Company but who make or are expected to make significant contributions to the business of the Company. The following sets forth biographical information of the persons:

FRANK D. BARROW, age 55, has been Chairman of the Board and President of NBC-Rockdale since 1986.

MARIO J. GONZALEZ, age 36, has been President and Chief Executive Officer of NBC-Laredo since March 1998. Formerly, Mr. Gonzalez was Executive Vice President of NBC-Laredo from April 1993 to March 1998. In addition, Mr. Gonzalez was a National Bank Examiner with the OCC, from October 1986 until April 1993.

WILLIAM D. HALES, age 53, has been President of NBC-Luling since March 1988.

                     NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


R. SAMUEL JUVE, age 47, has been President of NBC-Eagle Pass since January 1997. Formerly, Mr. Juve was Executive Vice President of NBC-Eagle Pass, since April 1993 and Senior Vice President of NBC-Eagle Pass from February 1990 until March 1993.

                     NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


DWAYNE J. KOLLY, age 47, has been Executive Vice President, Chief Operations Officer and Information Services Coordinator of NBC-Laredo since March 1998. Formerly, Mr. Kolly was Senior Vice President Information Services Coordinator and Cashier for NBC-Laredo from October 1993 to March 1998. In addition, Mr. Kolly was Vice President and Cashier of First National Bank, Uvalde, Texas, from 1986 to 1993.

THOMAS MCMORRIS, age 59, has been Executive Vice President of NBC-Eagle Pass and President of NBC-San Antonio since February 1998. Formerly, Mr. McMorris was Senior Vice President/Community Investment Group of NationsBank of Texas, San Antonio from 1990 to 1998.

GEORGE W. SCHUH, age 53, has been Executive Vice President, Cashier and Secretary of NBC-Eagle Pass since March 1994. Formerly, Mr. Schuh was Senior Vice President, Cashier and Secretary of NBC-Eagle Pass from June 1992 to March 1994. In addition, from August 1991 to June 1992, Mr. Schuh was Senior Vice President & Cashier for The Bank of the West, Austin, Texas.

HECTOR VASQUEZ, JR., age 46, has been Senior Vice President and Information Services Manager of NBC Holdings - Texas, Inc. since February 1997. Formerly Mr. Vasquez was Senior Vice President and Management Information Services Director for Citizens Bank of Corpus Christi, Texas from July 1973 to February 1997.

ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this Item is incorporated by reference from the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be held May 19,2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item is incorporated by reference from the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be held May 19,2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is incorporated by reference from the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be held May 19,2000.

                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS


      EXHIBIT
      NUMBER      DESCRIPTION OF DOCUMENT
      -------     -----------------------
         2.1      Third Amended Joint Plan of Reorganization, as approved by
                  U.S. Bankruptcy Court, effective May 26, 1992 . . . . . . . .. . . . . . .   *

         3.1      Restated Articles of Incorporation and Statement of Relative
                  Rights and Preferences of Preferred Stock, filed December 29,
                  1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  **

         3.2      Bylaws of the Company. . . . . . . . . . . . . . . . . . . . . . . . . . .   *

         10.1     Employment Agreement between the Company and Jay H. Lustig,
                  dated October 1, 1992. . . . . . . . . . . . . . . . . . . . . . . . . . .   *

         10.2     Employment Agreement between the Company
                  and Marvin E. Melson dated July 26, 1994 . . . . . . . . . . . . . . . . .  **



                     NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         10.3     1994 Non-Qualified Stock Option Plan, adopted March 30, 1994 . . . . . . .    *

         10.8     Sublease for 100 Wilshire Boulevard. . . . . . . . . . . . . . . . . . . .  ***

         10.9     Form of Stock Subscription Agreement for 1994 Private Placement. . . . . .  ***

         10.10    1995 Stock Option Plan . . . . . . . . . . . . . . . . . . . . . . . . . .  ***

         10.11    Form of Outside Director's Stock Option Agreement for 1995
                  Stock Option Plan. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ***

         10.12    Form of Non-Qualified Stock Option Agreement for 1995 Stock
                  Option Plan. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ***

         11.1     Computation of Earnings Per Share. . . . . . . . . . . . . . . . . . . . .

         16       Letter re change in certifying accountant. . . . . . . . . . . . . . . . . ****

         21.1     Subsidiaries of the Company. . . . . . . . . . . . . . . . . . . . . . . .

         23.1a    Consent of KPMG, LLP, Independent Auditors . . . . . . . . . . . . . . . .

         23.1b    Consent of Padgett, Stratemann & Co., LLP, former independent auditors . .

         27       Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . . . . . .

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

****     Previously filed on April 22, 1999, with the Company's Form 8-K.

b.   REPORTS ON FORM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of the period covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, National Bancshares Corporation of Texas has duly caused this report to be signed on its behalf by the undersigned, this 24th day of March, 2000, thereunto duly authorized.

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

            SIGNATURE                    TITLE                           DATE
/s/ Jay H. Lustig                  Chairman of the Board             March 24, 2000
---------------------------------
Jay H. Lustig

/s/ Marvin E. Melson               Director, President               March 24, 2000
---------------------------------  Chief Executive Officer
Marvin E. Melson

 /s/ H. Gary Blankenship           Director                          March 24, 2000
---------------------------------
H. Gary Blankenship

/s/ John W. Lettunich              Director                          March 24, 2000
---------------------------------
John W. Lettunich

/s/ Charles T. Meeks               Director                          March 24, 2000
---------------------------------
Charles T. Meeks