Form 10-Q
period 2000-03-31
NATIONAL BANCSHARES CORP OF TEXAS
filed 2000-05-15
CIK 69834

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

    Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes X   No____

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,114,085 shares of Common Stock, $.001 par value, outstanding as of May 8, 2000.


================================================================================

Part I.   Financial Information
Item 1.   Financial Statements

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                      ASSETS
                                                                                    MARCH 31,        DECEMBER 31,
                                                                                      2000               1999
                                                                                  ------------       ------------

   Cash and due from banks                                                        $     22,732       $    30,394
   Interest-bearing accounts                                                             2,392             2,299
   Federal funds sold                                                                   42,332            11,949
   Investment securities available for sale                                            218,430           221,268
   Investment securities held to maturity                                                3,908                66
   Loans, net of discounts                                                             242,440           247,406
   Allowance for possible loan losses                                                  (3,009)           (2,841)
   Bank premises and equipment, net                                                     20,133            19,784
   Goodwill                                                                              8,333             8,427
   Other assets                                                                         10,284            11,032
                                                                                  ------------       -----------
         Total Assets                                                             $    567,975       $   549,784
                                                                                  ============       ===========




                                       LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
     Demand deposits - non-interest bearing                                       $     80,859       $    70,629
     Interest-bearing transaction accounts (NOW)                                        79,359            82,717
     Savings and money market accounts                                                 117,697           110,433
     Certificates and time deposits under $100,000                                     135,140           131,322
     Certificates and time deposits $100,000 and over                                   94,512            94,639
                                                                                  ------------       -----------
         Total Deposits                                                                507,567           489,740
                                                                                  ------------       -----------
   Accrued interest payable and other liabilities                                        2,611             2,394
   Other borrowings                                                                      2,541             2,317
   Long term notes payable                                                               4,200             4,700
                                                                                  ------------       -----------
         Total Liabilities                                                             516,919           499,151
   Stockholders' Equity:
     Common Stock, $.001 par value, 100,000,000 shares authorized, 4,751,834 issued and 4,153,447 outstanding at March 31, 2000 and
       4,669,834 issued and 4,111,834 outstanding at December 31, 1999                       5                 5
     Additional paid-in capital                                                         31,919            30,909
     Retained earnings                                                                  32,360            31,421
     Accumulated other comprehensive income (loss)                                     (2,731)           (1,751)
     Treasury Stock, at cost (598,387 shares in 2000, 558,000 in 1999)                (10,497)           (9,951)
                                                                                  ------------       -----------
         Total Stockholders' Equity                                                     51,056            50,633
                                                                                  ------------       -----------
         Total Liabilities and Stockholders' Equity                               $    567,975       $   549,784
                                                                                  ============       ===========

       See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                  -----------------------------------
                                                                  MARCH 31, 2000       MARCH 31, 1999
                                                                  --------------       --------------
       INTEREST INCOME:
          Interest and fees on loans                              $        5,668       $        4,488
          Interest on investment securities                                3,392                3,541
          Interest on federal funds sold                                     353                  380
          Interest on deposits in banks                                       34                   30
                                                                  --------------       --------------
              TOTAL INTEREST INCOME                                        9,447                8,439

       INTEREST EXPENSE:
          Interest on deposits                                             4,254                3,571
          Interest on debt                                                   122                  192
                                                                  --------------       --------------
              TOTAL INTEREST EXPENSE                                       4,376                3,763

       NET INTEREST INCOME                                                 5,071                4,676
          Less: Provision for possible loan losses                           190                  123
                                                                  --------------       --------------
       NET INTEREST INCOME AFTER PROVISION FOR
          POSSIBLE LOAN LOSSES                                             4,881                4,553

       NON-INTEREST INCOME:
          Service charges and fees                                           984                  792
          Net realized gains on sales of securities                            7                   29
          Net gains on sales of other real estate and assets                  11                   26
          Miscellaneous income                                                96                  287
                                                                  --------------       --------------
              TOTAL NON-INTEREST INCOME                                    1,098                1,134

       NON-INTEREST EXPENSE:
          Salaries and employee benefits                                   2,420                2,223
          Occupancy and equipment expenses                                   829                  720
          Goodwill amortization                                               94                   94
          Other expenses                                                   1,155                1,157
                                                                  --------------       --------------
              TOTAL NON-INTEREST EXPENSE                                   4,498                4,194

       INCOME BEFORE FEDERAL INCOME TAXES                                  1,481                1,493
       Federal income tax expense                                            542                  656
                                                                  --------------       --------------
       NET INCOME                                                 $          939       $          837
                                                                  ==============       ==============

       BASIC EARNINGS PER SHARE                                   $         0.23       $         0.20
                                                                  ==============       ==============

       DILUTED EARNINGS PER SHARE                                 $         0.22       $         0.20
                                                                  ==============       ==============

       See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                              ACCUMULATED
                                                 COMMON STOCK                                    OTHER
                                        ------------------------------                       COMPREHENSIVE
                                        NUMBER               PAID-IN-   RETAINED   TREASURY  INCOME(LOSS),
                                        OF SHARES    PAR     CAPIAL     EARNINGS    STOCK    NET OF TAX      TOTAL
                                        ----------  -------  ---------  ---------  --------- -------------  ---------
BALANCE AT JANUARY 1, 1999                 4,197     $   5   $ 28,629   $ 28,683   $ (8,506)    $   3,395     $52,206
Net income                                    --        --         --      2,738         --            --       2,738
Unrealized loss on securities AFS,
     net of tax and reclassification
     adjustment                               --        --         --         --         --       (5,146)     (5,146)
                                                                                                             --------
Total comprehensive income (loss)                                                                             (2,408)
                                                                                                             --------
Reduction of deferred tax valuation
     allowance                                --        --      2,227         --         --            --       2,227
Exercise of Common Stock options               9        --         53         --         --            --          53
Treasury stock purchased                    (94)        --         --         --    (1,445)            --     (1,445)
                                        ---------  --------  ---------  ---------  ---------   -----------   --------
BALANCE AT DECEMBER 31, 1999               4,112         5     30,909     31,421    (9,951)       (1,751)      50,633
Net income                                    --        --         --        939         --            --         939
Unrealized loss on securities AFS,
     net of tax and reclassification
     adjustment                               --        --         --         --         --         (980)       (980)
                                                                                                             --------
Total comprehensive income (loss)                                                                                (41)
                                                                                                             --------
Reduction of deferred tax valuation
     allowance                                --        --        498         --         --            --         498
Exercise of Common Stock options              82        --        512         --         --            --         512
Treasury stock purchased                    (40)        --         --         --      (546)            --       (546)
                                        ---------  --------  ---------  ---------  ---------   -----------   --------
BALANCE AT MARCH 31, 2000                  4,154     $   5   $ 31,919   $ 32,360   $(10,497)   $  (2,731)     $51,056
                                        =========  ========  =========  =========  =========   ===========   ========

Disclosure of reclassification amount:


2000
-----

Unrealized loss on securities arising during period                                                   $ (985)
Reclassification adjustment for gains included in income, net of tax of  $2                                5
                                                                                                     --------
Net unrealized loss on securities, net of tax                                                         $ (980)
                                                                                                     ========


1999
-----

Unrealized loss on securities arising during period                                                  $(4,063)
Reclassification adjustment for losses included in income, net of tax benefit of ($558)               (1,083)
                                                                                                     --------
Net unrealized loss on securities, net of tax                                                        $(5,146)
                                                                                                     ========

See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                   --------------------------------
                                                                                         2000             1999
                                                                                   ---------------  ---------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                      $      939       $      837
       Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                                     592              505
            Tax benefit realized from utilization of deferred tax assets                      498              617
            Provision for possible loan losses                                                190              123
            Net realized gain on securities available for sale                                (7)             (29)
            Write-down of other real estate owned                                               -               20
            Gain on sale of other real estate owned and other assets                         (11)             (23)
            (Increase) decrease in accrued interest receivable and other assets               548            (211)
            Increase in accrued interest payable and other liabilities                        219              159
                                                                                   ---------------  ---------------
                Net cash provided by operating activities                                   2,968            1,998
       CASH FLOWS FROM INVESTING ACTIVITIES:
            Net (increase) decrease in federal funds sold                                (30,383)           15,187
            Net (increase) decrease in interest-bearing accounts                             (93)               62
            Net decrease (increase) in loans                                                4,944         (11,257)
            Purchases of securities available for sale                                    (8,257)         (19,286)
            Proceeds from sales of securities available for sale                            8,972           1,119
            Proceeds from maturities of securities available for sale                         579           2,501
            Purchases of securities held to maturity                                      (3,842)               -
            Proceeds from maturities of securities held to maturity                             -            3,120
            Capital expenditures                                                            (780)          (1,495)
            Proceeds from sale of other real estate owned                                     713              121
                                                                                   ---------------  ---------------
                Net cash used in investing activities                                    (28,147)          (9,928)
       CASH FLOWS FROM FINANCING ACTIVITIES:
            Net increase in demand deposits, NOW accounts,
                savings and money-market accounts                                          14,137            6,823
            Net increase in certificates of deposit and time deposits                       3,691            1,913
            Proceeds from advances on other borrowings and long term debt                     223            1,953
            Principal payments on other borrowings and long term debt                       (500)            (655)
            Purchase of treasury stock                                                      (546)            (510)
            Proceeds from exercise of common stock options                                    512                6
                                                                                   ---------------  ---------------
                Net cash provided by financing activities                                  17,517            9,530

       Net increase (decrease) in cash and due from banks                                 (7,662)            1,600
       Cash and due from banks at beginning of year                                        30,394           16,473
                                                                                   ---------------  ---------------
       Cash and due from banks at end of year                                          $   22,732       $   18,073
                                                                                   ===============  ===============
       SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
            Interest paid                                                              $    4,185       $    3,818
            Federal income taxes paid                                                          10              112
       Non-cash items:
            Loans originated to facilitate the sale of foreclosed assets                        -               89



       See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       NOTE 1 - BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements of National Bancshares Corporation of Texas and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the parent company and all subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain items in prior period's financial statements have been reclassified in conformity with the current year's presentation. The consolidated financial statements are unaudited, but include all adjustments (consisting primarily of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results of the periods presented. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be reported for the entire period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

       NOTE 2 - SUBSIDIARIES

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NBT Securities Holdings, Inc. and NBT of Delaware, Inc. It also includes the accounts of NBT Securities Holdings, Inc.'s wholly-owned subsidiary, NBC Financial, Inc. and the accounts of NBT of Delaware, Inc.'s wholly-owned subsidiaries (i) NBC Bank, N.A. (Eagle Pass, Texas); (ii) NBC Bank - Laredo, N.A. (Laredo, Texas); (iii) NBC Bank (Rockdale, Texas); (iv) NBC Bank - Central, N.A. (Luling, Texas); and (v) NBC Holdings - Texas, Inc. (San Antonio, Texas).

       NOTE 3 - INVESTMENT SECURITIES

       The following tables present the amortized cost and approximate fair value of the investment securities portfolio as of March 31, 2000 and December 31, 1999 (Dollars in thousands):


                                                                                     MARCH 31, 2000
                                                                   ----------------------------------------------------------
                                                                                    GROSS         GROSS
                                                                    AMORTIZED     UNREALIZED    UNREALIZED     APPROXIMATE
                                                                       COST         GAINS         LOSSES        FAIR VALUE
                                                                   ----------------------------------------------------------

       SECURITIES AVAILABLE FOR SALE:
         U.S. Treasury securities                                     $154,502       $   40      $ (1,332)        $  153,210
         U.S. Government agency and mortgage-backed securities                           13        (1,821)            60,544
                                                                        62,352
         Other securities including Federal Reserve Bank stock           5,714            -        (1,038)             4,676
                                                                   ------------   ----------    -----------   ---------------
          Total                                                       $222,568       $   53      $ (4,191)        $  218,430
                                                                   ============   ==========    ===========   ===============

       SECURITIES HELD TO MATURITY:
         U.S. Government agency and mortgage-backed securities        $  3,842       $    5      $      -         $    3,847
         Foreign debt securities                                            66            -            (5)                61
                                                                   ------------   ----------    -----------   ---------------
          Total                                                       $  3,908       $    5      $     (5)        $    3,908
                                                                   ============   ==========    ===========   ===============

                                                                                   DECEMBER 31, 1999
                                                                   -----------------------------------------------------
                                                                                    GROSS        GROSS
                                                                    AMORTIZED     UNREALIZED   UNREALIZED   APPROXIMATE
                                                                       COST         GAINS        LOSSES      FAIR VALUE
                                                                   -----------------------------------------------------
       SECURITIES AVAILABLE FOR SALE:
         U.S. Treasury securities                                     $163,546       $  214     $   (523)    $  163,237
         U.S. Government agency and mortgage-backed securities          54,665            7       (1,257)        53,415
         Other securities including Federal Reserve Bank stock           5,710            -       (1,094)         4,616
                                                                   ------------   ----------   -----------  ------------
          Total                                                       $223,921       $  221     $ (2,874)    $  221,268
                                                                   ============   ==========   ===========  ============
       SECURITIES HELD TO MATURITY:
         Foreign debt securities
                                                                            66            -           (5)            61
                                                                   ------------   ----------   -----------  ------------
          Total                                                       $     66       $    -     $     (5)    $       61
                                                                   ============   ==========   ===========  ============

       Unrealized gains and losses on investment securities held at March 31, 2000 and December 31, 1999 have been determined to be temporary market fluctuations.

       The following table shows the maturity schedule of the Company's investment portfolio as of March 31, 2000 (Dollars in thousands):

                                                                              MARCH 31, 2000
                                                       ---------------------------------------------------------
                                                            AVAILABLE FOR SALE               HELD TO MATURITY
                                                       ----------------------------   --------------------------
                                                        AMORTIZED      APPROXIMATE     AMORTIZED    APPROXIMATE
                                                          COST         FAIR VALUE        COST       FAIR VALUE
                                                       ------------  --------------   ----------   -------------
       Due in one year or less                           $  18,700     $    18,702     $      -      $        -
       Due in one year to five years                       125,781         124,244        1,064           1,059
       Due from five to ten years                           62,975          61,552        2,844           2,849
       Due after ten years                                   1,508           1,509            -               -
                                                       ------------  --------------   ----------   -------------
           Total                                         $ 209,264     $   206,307     $  3,908      $    3,908
       Equity Securities                                     5,374           4,337            -               -
       Mortgage backed securities                            7,890           7,746            -               -
       Federal Reserve Bank Stock                              340             340            -               -
                                                       ------------  --------------   ----------   -------------
           Total                                         $ 222,568     $   218,430     $  3,908      $    3,908
                                                       ============  ==============   ==========   =============

       The carrying value of investment securities pledged to secure public funds amounted to approximately $87,248,000 at March 31, 2000 and $92,225,000 at December 31, 1999.

       NOTE 4 - LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

       An analysis of the allowance for possible loan losses for the three months ended March 31, 2000 and 1999 is presented below:

                                                                                           THREE MONTHS ENDED
                                                                                     -----------------------------
                                                                                       MARCH 31,       MARCH 31,
                                                                                         2000            1999
                                                                                     --------------  -------------
                                                                                          (Dollars in Thousands)
       Balance at beginning of period                                                    $   2,841      $   2,670
           Provision for possible loan losses                                                  190            123
           Losses charged to the allowance                                                    (58)           (31)
           Recoveries credited to the allowance                                                 36             29
                                                                                     --------------  -------------
              Net charge-offs                                                                 (22)            (2)
                                                                                     --------------  -------------
       Balance at end of period                                                          $   3,009      $   2,791
                                                                                     ==============  =============

       A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. At March 31, 2000 and 1999, the Banks had impaired loans of $1,919,000 and $1,072,000, respectively. The allowance for loan losses related to those loans was $293,000 and $113,000, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2000 and 1999, was $2,006,000 and $665,000, respectively. Interest income of approximately $32,000 and $15,000 on impaired loans was recognized for cash payments received during the three months ended March 31, 2000 and 1999, respectively.

       NOTE 5 - OTHER BORROWINGS AND NOTES PAYABLE

       On March 31, 2000, NBT of Delaware, Inc. maintained a margin account which is secured by investment securities. The interest rate is variable (7.3125% at March 31, 2000). The balance at March 31, 2000 was $2,541,000.

       On October 2, 1999, the Company executed a $3,237,000 note with The Independent BankersBank in Dallas. The note bears a variable interest rate at prime rate as published by the Wall Street Journal (9.00% at March 31, 2000). Principal payments of $161,825 plus interest are due quarterly beginning January 2, 2000 with unpaid principal plus accrued interest due at maturity. The note matures on October 2, 2002. The note is collateralized by the common stock of NBT of Delaware, Inc. and the stock of the subsidiary banks. The balance at March 31, 2000 was $2,161,000. The Company also executed a one year $1 million revolving line of credit dated October 29, 1999 with The Independent BankersBank. The line bears interest at Wall Street Journal prime with any outstanding interest to be paid quarterly. The outstanding balance at March 31, 2000 was $0. The Company is required to meet certain debt convenants, of which full compliance was met at March 31, 2000.

       In July 1995, September 1998, December 1998 and January 1999, a subsidiary Bank borrowed $175,000, $100,000, $1,250,000 and $1,000,000, respectively, from the Federal Home Loan Bank of Dallas. The notes bear interest rates of 6.393%, 5.15%, 5.126%, and 5.216%, respectively. The maturity dates of the notes are August 2015, October 2018, January 2004, and February 2004, respectively. Principal and interest payments are due monthly in the approximate amount of $45,000 per month in the aggregate with the remaining balances due at maturity. The aggregate balance outstanding at March 31, 2000 was $2,039,000.

       NOTE 6 - INCOME TAX EXPENSE

       The provision for Federal income tax expense is less than that computed by applying the federal statutory rate of 34% as indicated in the following analysis:


                                                                                           THREE MONTHS ENDED
                                                                                      -----------------------------
                                                                                       MARCH 31,       MARCH 31,
                                                                                         2000            1999
                                                                                      -------------   -------------
       Tax Based on Statutory Rate                                                        $    504        $    508
       Effect of Tax-exempt Income                                                             (4)             (5)
       Interest and other Nondeductible Expenses                                                 3               -
       Alternative Minimum Tax                                                                  33              30
       Goodwill                                                                                  7               7
       Other - Net                                                                             (1)             116
                                                                                      -------------   -------------
                                                                                          $    542        $    656
                                                                                      =============   =============

For Federal income tax purposes, the Company has approximately $88 million in net operating loss carryforwards as of March 31, 2000 which will be available to reduce income tax liabilities in future years. The preconfirmation net operating loss carryforwards arose from the Company's emergence from a reorganization under Chapter 11 of the United States Bankruptcy Code in May 1992. If unused, approximately $84 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

       Pursuant to SFAS No. 109, the Company has available certain deductible temporary differences and net operating loss carryforwards for use in future tax reporting periods, which created deferred tax assets. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the three months ended March 31, 2000 and 1999, the deferred tax asset valuation allowance was reduced by $498,000 and $617,000, respectively, to adjust the recorded net deferred tax asset to an amount considered more likely than not to be realized. The deferred tax asset net of the valuation allowance and recorded on the books of the Company was $4,866,000 at March 31, 2000. Realization of this asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Realization could also be affected by a significant ownership change of the Company over a period of three years as set forth in the Internal Revenue Code. Although realization of the net deferred tax asset is not assured because of these uncertainties, management believes it is more likely than not that a significant portion of the recorded deferred tax asset will be realized.

       In accordance with AICPA SOP No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", income tax benefits recognized from preconfirmation net operating loss carryforwards and other tax assets are used first to reduce the reorganization value in excess of amounts allocable to identifiable assets and then to increase additional paid-in capital.

       NOTE 7 - INTANGIBLE ASSETS

       The excess cost over fair value of net assets of businesses acquired (goodwill) is amortized on a straight-line basis over 25 years. Intangible assets are included in other assets. All such intangible assets are periodically evaluated as to the recoverability of their carrying value. The Company acquired three Wells Fargo branches in July 1997 and the First National Bank in Luling in September 1996 which created the goodwill.

       NOTE 8 - STOCK REPURCHASE PLAN

       The Board of Directors approved a stock repurchase plan authorizing management to purchase up to 900,000 shares of the Company's common stock through the open market based on market conditions. In the first three months of 2000, 40,387 shares and in 1999, 31,000 shares were purchased by the Company through the open market at an average cost of $13.50 and $16.45 per share, respectively.

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

       RESULTS OF OPERATIONS

          Net income for the three months ended March 31, 2000 was $939,000 or $.22 per diluted share compared with $837,000 or $.20 per diluted share for the three months ended March 31, 1999. Net interest income for the three months ended March 31, 2000 increased $395,000 over the same period of 1999 which is due primarily to 19% growth in the loan portfolio. Non-interest expenses were up $304,000, or 7.3%, for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This was due in part to salaries and benefits associated with the opening of the broker-dealer, NBC Financial, Inc., which began operations in September 1999 in addition to the hiring of personnel in our growing markets. Non-interest income decreased $36,000 or 3.2% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, however, service charges and fee income were up $192,000 or 24% over the first quarter of 1999. The decline in non-interest income is attributable to non-recurring miscellaneous income and gains on securities and other real estate that occurred in 1999. The provision for possible loan losses was $67,000 higher for the three months ended March 31, 2000 than in the corresponding period last year to bring the allowance for possible loan losses to an adequate level attributable to loan growth.

          Average assets have increased $46 million or 9% to $560 million for the three months ended March 31, 2000 from an average of $514 million for the three months ended March 31, 1999.

       NET INTEREST INCOME

          Net interest income constitutes the principal source of income for the Banks and represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The increase of $395,000 or 8.4% in net interest income for the three months ended March 31, 2000 compared to the same period in 1999 was due primarily to internal loan growth. Average loans increased $51.7 million or 26% over the first quarter of 1999. Interest income increased $1,008,000 or 11.9% over the same period in 1999 due primarily to internal loan growth. Interest expense increased $613,000 or 16.3% over the same period in 1999 due primarily to the $46.0 million or 10.2% increase in average deposits. The net interest margin for the three months ended March 31, 2000 decreased seven basis points to 4.11% when compared to March 31, 1999. The net interest margin is the net return on earning assets which is computed by dividing taxable equivalent net interest income by average total earning assets.

          The net interest spread decreased ten basis points to 3.55% for the three months ended March 31, 2000 from 3.65% at March 31, 1999. The decrease in the net interest spread is primarily due to the increase in rates being paid on deposits.

                                            INTEREST EARNED/INCURRED AND RATES
                                                  (Dollars in thousands)

                                                  FOR THREE MONTHS ENDED                   FOR THREE MONTHS ENDED
                                                     MARCH 31, 2000                           MARCH 31, 1999
                                           -------------------------------------    ------------------------------------
                                                        INTEREST                                 INTEREST
                                            AVERAGE     INCOME/       AVERAGE        AVERAGE     INCOME/      AVERAGE
                                            BALANCE     EXPENSE      YIELD/RATE      BALANCE     EXPENSE     YIELD/RATE
------------------------------------------ ----------  -----------  ------------    ----------  ----------  ------------
INTEREST-EARNING ASSETS:
  Interest-bearing accounts                $   2,359     $     34         5.78%     $   2,326     $    30         5.23%
  Federal funds sold                          24,849          353         5.70%        27,784         380         5.55%
  Investment securities (F):
    US Treasuries                            161,250        2,489         6.19%       211,975       3,292         6.30%
    US Government agencies                    57,517          888         6.19%        12,608         180         5.79%
    Other                                        702           15         8.57%         1,592          69        17.58%
                                           ----------  -----------  ------------    ----------  ----------  ------------
        Total investment securities          219,469        3,392         6.20%       226,175       3,541         6.35%
  Loans, net of discounts (A)                249,166        5,672         9.13%       197,559       4,491         9.22%
                                           ----------  -----------  ------------    ----------  ----------  ------------
        Total interest-earning assets        495,843        9,451         7.65%       453,844       8,442         7.54%

NON-INTEREST BEARING ASSETS:
  Cash and due from banks                     23,319                                   18,490
  Allowance for possible loan losses         (2,907)                                  (2,717)
  Other assets                                43,685                                   44,987
                                           ----------                               ----------
        Total assets                       $ 559,940                                $ 514,604
                                           ==========                               ==========

INTEREST-BEARING LIABILITIES:
  Interest bearing transaction accounts       80,140          577         2.89%        64,878         391         2.44%
  Savings, money market and certificates
   of deposit                                341,178        3,677         4.32%       315,596       3,180         4.09%
  Other debt                                   7,072          122         6.92%        11,501         192         6.77%
                                           ----------  -----------  ------------    ----------  ----------  ------------
        Total interest-bearing liabilities   428,390        4,376         4.10%       391,975       3,763         3.89%
NON-INTEREST BEARING LIABILITIES:
  Demand deposits                             74,708                                   69,734
  Other liabilities                            3,473                                    3,056
                                           ----------                               ----------
      Total liabilities                      506,571                                  464,765
STOCKHOLDERS' EQUITY (F)                      53,369                                   49,839
                                           ----------                               ----------
      Total liabilities and stockholders'  $ 559,940                                $ 514,604
                                           ==========                               ==========

Taxable equivalent net interest income                      5,075                                   4,679
Less:  taxable equivalent adjustment                            4                                       3
                                                       -----------                              ----------
Net interest income                                      $  5,071                                 $ 4,676
                                                       ===========                              ==========
Net interest spread (B)                                                   3.55%                                   3.65%
                                                                    ============                            ============
Net interest margin (C)                                                   4.11%                                   4.18%
                                                                    ============                            ============
SELECTED OPERATING RATIOS:
  Return on assets (D)                                                    0.67%                                   0.65%
                                                                    ============                            ============
  Return on equity (E)                                                    7.05%                                   6.81%
                                                                    ============                            ============

---------------------------------------
(A) Non-accrual loans are included in the average balances used in calculating this table.
(B) The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(C) The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.
(D) The return on assets ratio was computed by dividing annualized net income by average total assets.
(E) The return on equity ratio was computed by dividing net income by average total stockholders' equity.
(F) The average balance has been adjusted to exclude the effect of the unrealized gain or loss on securities available for sale.

The following table analyzes the increase in taxable-equivalent net interest income stemming from changes in interest rates and from asset and liability volume, including mix, for the three months ended March 31, 2000 and 1999. Non-accruing loans have been included in assets for calculating this table, thereby reducing the yield on loans. The changes in interest due to both rate and volume in the table below have been allocated to volume or rate change on a pro-rata basis.

           ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME


                                                                     THREE MONTHS ENDED MARCH 31, 2000
                                                                             VS. MARCH 31, 1999
                                                                ---------------------------------------------
                                                                   INCREASE            DUE TO CHANGE IN
                                                                                -----------------------------
                                                                  (DECREASE)         RATE           VOLUME
                                                                --------------  --------------  -------------
TAXABLE-EQUIVALENT INTEREST INCOME:
    Interest-bearing accounts..............................         $      4       $       4       $      -
    Federal funds sold.....................................             (27)              61            (88)
    Investment securities..................................            (149)            (66)            (83)
    Loans, net of unearned discount........................            1,181           (296)           1,477
                                                                --------------  --------------  -------------
       Total taxable-equivalent
          interest income..................................            1,009           (297)           1,306
                                                                --------------  --------------  -------------
INTEREST EXPENSE:
    Interest-bearing accounts..............................              683             336             347
    Other debt.............................................             (70)              29            (99)
                                                                --------------  --------------  -------------
       Total interest expense..............................              613             365             248
                                                                ==============  ==============  =============
Taxable-equivalent net interest income.....................         $    396       $   (662)       $   1,058
                                                                ==============  ==============  =============

  Taxable-equivalent net interest income for the three months ended March 31, 2000 increased $1.0 million or 12.0% over the same period in 1999. The increase is reflected in the increase in the volume of earning assets offset by the increase in the volume of interest bearing liabilities.

INTEREST RATE SENSITIVITY

  Management seeks to maintain consistent growth of net interest income through periods of changing interest rates by avoiding fluctuating net interest margins. Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to repricing characteristics of interest earning assets and liabilities.

The following table indicates the Company's interest rate sensitivity position at March 31, 2000:

          INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES
                      (Dollars in thousands)

                                                                                            NON-RATE
                                                      RATE SENSITIVE                       SENSITIVE
                                     --------------------------------------------------  --------------
                                     IMMEDIATELY     WITHIN        WITHIN                      OVER
                                      0-30 DAYS      90 DAYS      ONE YEAR       TOTAL       ONE YEAR     TOTAL
                                     ------------  ------------  -----------  ------------  -----------  -----------
Earning assets:
    Loans, net of discounts          $    61,996    $   10,193    $  25,909    $   98,098    $ 144,342    $ 242,440
    Investment securities                    500         3,500       14,702        18,702      203,636      222,338
    Federal funds sold                    42,332            --           --        42,332           --       42,332
    Interest-bearing accounts                 83           200        1,649         1,932          460        2,392
                                     ------------  ------------  -----------  ------------  -----------  -----------
          Total earning assets       $   104,911    $   13,893    $  42,260    $  161,064    $ 348,438    $ 509,502
                                     ============  ============  ===========  ============  ===========  ===========
Interest-bearing liabilities:
    Interest-bearing transaction,
      savings and money market           197,056            --           --       197,056           --      197,056
    Certificates and time deposits        40,808        56,445      126,243       223,496        6,156      229,652
    Debt                                   4,738            72          331         5,141        1,600        6,741
                                     ------------  ------------  -----------  ------------  -----------  -----------
        Total interest-bearing
             Liabilities             $   242,602    $   56,517    $ 126,574    $  425,693    $   7,756    $ 433,449
                                     ============  ============  ===========  ============  ===========  ===========

Interest sensitivity gap             $  (137,691)   $  (42,624)   $ (84,314)   $ (264,629)
                                     ============  ============  ===========  ============

Cumulative gap                       $  (137,691)   $ (180,315)   $(264,629)   $ (264,629)
                                     ============  ============  ===========  ============

Ratio of earning assets to
    interest-bearing liabilities            43.2%         24.6%        33.4%         37.8%


  The interest rate sensitivity table reflects a cumulative liability sensitive position during the one-year period shown. Generally, this indicates that the liabilities reprice more quickly than the assets in a given period, and that a decline in market rates will benefit net interest income. An increase in market rates would have the opposite effect.

NON-INTEREST INCOME

  The major components of non-interest income are service charges and fees earned on deposit accounts. The following table summarizes changes in non-interest income for the three months ended March 31, 2000 and 1999:

                        NON-INTEREST INCOME
                      (Dollars in thousands)

                                                                  THREE MONTHS ENDED              2000/1999
                                                              --------------------------- --------------------------
                                                               MARCH 31,     MARCH 31,
                                                                  2000          1999       $ CHANGE      % CHANGE
                                                              ------------- ------------- -----------  -------------
Service charges and fees                                         $     984     $     792     $   192          24.2%
Net realized gains on sales of securities                                7            29         (22)        -75.9%
Net gains on sales of other real estate owned and assets                11            26         (15)        100.0%
Miscellaneous income                                                    96           287        (191)        -66.6%
                                                              ------------- ------------- -----------  -------------
   Total non-interest income                                     $   1,098     $   1,134     $   (36)         -3.2%
                                                              ============= ============= ===========  =============

  The $36,000 or 3.2% decrease in non-interest income for the three months ended March 31, 2000 over the three months ended March 31, 1999 is due to a $191,000 decrease in non-recurring miscellaneous income representing an amount over book value received on a charged off investment and some franchise tax refunds. In addition, there was a $37,000 decrease in non-recurring gains on the sales of securities and other real estate. However, service charge income and fees were up $192,000 or 24% over the three months ended March 31, 1999. This increase is a result of certain fee increases and broad based deposit growth.

NON-INTEREST EXPENSE

  Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense. The following table summarizes the changes in non-interest expense for the three months ended March 31, 2000 and 1999:

                                      NON-INTEREST EXPENSE
                                     (Dollars in thousands)

                                                          THREE MONTHS ENDED              2000/1999
                                                  -------------------------------  --------------------------
                                                        MARCH 31,     MARCH 31,
                                                          2000          1999         $ CHANGE      % CHANGE
                                                  ----------------  -------------  ------------  ------------
Salaries and employee benefits                         $    2,420      $   2,223       $   197          8.9%
Occupancy and equipment expenses                              829            720           109         15.1%
Data processing fees                                           99             83            16         19.3%
FDIC insurance                                                 27             13            14        107.7%
Insurance                                                      34             35            (1)        -2.9%
Office supplies                                               153            181           (28)       -15.5%
Postage and courier                                           138            134             4          3.0%
Professional fees                                             185            200           (15)        -7.5%
Goodwill amortization                                          94             94             0          0.0%
Miscellaneous other expenses                                  519            511             8          1.6%
                                                  ----------------  -------------  ------------  ------------

   Total non-interest expense                          $    4,498      $   4,194       $   304          7.3%
                                                  ================  =============  ============  ============

  Total non-interest expense for the three months ended March 31, 2000 increased $304,000 or 7.3% over 1999. Salaries and benefits rose $197,000 or 8.9% in 2000. Salaries and benefits increased due to the hiring of personnel for NBC Financial, Inc., the broker-dealer that began operations in September 1999, in addition to the hiring of additional personnel in our growing markets. The $109,000 or 15.1% increase in occupancy and equipment expenses is due primarily to the opening of the new 30,000 square foot building and associated equipment costs for the San Antonio branch.

INCOME TAXES

  The Company recognized income tax expense of $542,000 for the three months ended March 31, 2000 compared to $656,000 for the three months ended March 31, 1999. At March 31, 2000, the Company had approximately $88 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years. If unused, approximately $84 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

LOANS

  The following table presents the composition of the Company's loan portfolio by type of loan:

                                                  LOAN PORTFOLIO
                                              (Dollars in thousands)

                                              MARCH 31,      % OF     DECEMBER 31,     % OF      MARCH 31,
                                                2000        TOTAL         1999        TOTAL        1999
                                            -------------- --------- --------------- ---------  ------------
Commercial                                    $    37,168     15.3%     $    46,203     18.7%     $  33,204
Real estate construction                           20,609      8.5%          21,959      8.9%        16,596
Real estate mortgage                              157,999     65.2%         152,292     61.6%       127,448
Consumer installment,
   net of unearned discount                        26,664     11.0%          26,952     10.9%        26,227
                                            -------------- --------- --------------- ---------  ------------

   Total loans                                $   242,440    100.0%     $   247,406    100.0%     $ 203,475
                                            ============== ========= =============== =========  ============

  Total loans have decreased 2.0% since December 31, 1999 and increased 19.1% since March 31, 1999, respectively. The decrease in total loans at March 31, 2000 is due to the payoff of two certain loans totaling $7 million at the end of the quarter. Real estate mortgage loans have shown a 3.7% and 24.0% increase since December 31, 1999 and March 31, 1999, respectively.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

  The allowance for possible loan losses is established through charges to operations in the form of a provision for loan losses. Loans, or portions thereof, which are considered to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The allowance represents the amount, which in the judgment of the Company's management will be adequate to absorb possible losses. The adequacy of the allowance is determined by management's continuous evaluation of the loan portfolio and by the employment of third party loan review consultants. Industry concentrations, specific credit risks, past loan loss experience, delinquency ratios, current loan portfolio quality and projected economic conditions in the Banks' market areas are pertinent factors in determining the adequacy of the allowance for possibleloan losses. Loans identified as losses by management, external loan review or bank examiners are charged-off.

  The Company recorded net charge-offs of $22,000 for the three months ended March 31, 2000 compared to net charge-offs of $2,000 for the three months ended March 31, 1999.

  The following table summarizes, for the periods presented, the activity in the allowance for loan losses arising from provisions credited to operations, loans charged off and recoveries of loans previously charged off.

                        ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                               (Dollars in thousands)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                   -------------------------------
                                                                       2000              1999
                                                                   --------------   --------------
Average loans outstanding                                           $    249,166     $    197,559
                                                                   ==============   ==============

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period                                      $      2,841     $      2,670
Allowance on acquired loans                                                    -                -
Charge-Offs:
    Commercial                                                                20                4
    Real estate construction                                                   -                -
    Real estate mortgage                                                       -                -
    Consumer installment                                                      38               27
                                                                   --------------   --------------
         Total charge-offs                                                    58               31
                                                                   --------------   --------------
Recoveries:
    Commercial                                                                16                5
    Real estate construction                                                   -                -
    Real estate mortgage                                                       5                7
    Consumer installment                                                      15               17
                                                                   --------------   --------------
         Total recoveries                                                     36               29
                                                                   --------------   --------------
         Net charge-offs                                                      22                2
Provision charged to operating expense                                       190              123
                                                                   --------------   --------------
Balance of at end of period                                         $      3,009     $      2,791
                                                                   ==============   ==============

Net charge-offs as a percentage
  of average loans outstanding                                             0.01%            0.00%
                                                                   ==============   ==============

Allowance for loan losses as a percentage of:
    total loans, net of unearned discount                                  1.24%            1.37%
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

  The following table discloses non-performing assets and loans 90 days past due and still accruing interest as of March 31, 2000 and December 31, 1999:
(Dollars in thousands)

                           NON-PERFORMING ASSETS
                           (Dollars in Thousands)

                                                                        MARCH 31,         DECEMBER 31,
                                                                           2000              1999
                                                                    ----------------   -----------------
Non-accrual loans                                                      $      1,919        $      2,095
Foreclosed real estate                                                          204                 906
                                                                    ----------------   -----------------
     Total non-performing assets                                       $      2,123        $      3,001
                                                                    ================   =================

Non-performing assets as a percentage of:
     Total assets                                                             0.37%               0.55%
     Total loans plus foreclosed real estate                                  0.87%               1.21%

Accruing loans past due 90 days or more                                 $       653        $        239


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

LIQUIDITY

  Liquidity is the ability to have funds available at all times to meet the commitments of the Company. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and short-term investments in time deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the Company's trade area. The Banks have not and do not solicit brokered deposits as a funding source. The liquidity of the Company is enhanced by the fact that 75% of total deposits at March 31, 2000 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

  At March 31, 2000, the Company's liquid assets totaled $285 million or 50% of total gross assets, which was the same percentage at March 31, 1999. Secondary sources of liquidity include the Banks' ability to sell loan participations and purchase federal funds. NBC-Eagle Pass has an approved federal funds line at a correspondent bank. NBC-Laredo has an approved line of credit with the Federal Home Loan Bank.

  The Company's principal source of funds consists of dividends received from the Banks, which derive their funds from deposits, interest and principal payments on loans and investment securities, sales of investment securities and borrowings.

CAPITAL RESOURCES

  Total stockholders' equity decreased $1.1 million to $51.1 million at March 31, 2000 from $52.2 million at March 31, 1999. The ratio of total stockholders' equity to total assets was 9.0% at March 31, 2000 compared with 10% at March 31, 1999. The Company began a stock repurchase plan in 1997 and has repurchased 598,387 common shares at a cost of $10.5 million through March 31, 2000 of which $1.5 million has been purchased since March 31, 1999. The stock repurchase in the last 12 months is one of the reasons for the decrease in total stockholders' equity. Another reason for the decline is the change in unrealized gain or loss in the available for sale securities portfolio of $5.2 million due to market fluctuations.

  The Company and subsidiary Banks are subject to minimum capital ratios mandated by their respective banking industry regulators. The table below illustrates the Company and subsidiary Banks' compliance with the risk-based capital guidelines of the Federal Reserve Bank (FRB) and the Office of the Comptroller of the Currency (OCC). These guidelines are designed to measure Tier 1 and total capital while taking into consideration the risk inherent in both on and off balance sheet items. Off balance sheet items include unfunded loan commitments and letters of credit. Currently under the regulatory guidelines, the net unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and the leverage ratio. The leverage ratio is Tier 1 capital divided by average total assets. A leverage ratio of 3.0 percent is the minimum requirement for only the most highly rated banking organizations and all other institutions are required to maintain a leverage ratio of 3 to 5 percent.

  Tier 1 capital includes common stockholders' equity less goodwill. Total capital includes Tier 1 capital and a portion of the allowance for loan losses. The ratios are calculated by dividing the qualifying capital by the risk-weighted assets.

  The table below illustrates the Company and each of its subsidiary Banks' compliance with the risk-based capital guidelines as of March 31, 2000:

                                                             NBC           NBC           NBC         NBC
                                          CONSOLIDATED    EAGLE PASS     LAREDO       ROCKDALE      LULING
                                         --------------  ------------  ------------  -----------  ----------
                                                             (DOLLARS IN THOUSANDS)
Total average assets (net of goodwill)    $   551,753     $ 296,455     $ 103,506     $ 108,552    $ 30,297
Risk weighted assets (net of goodwill)    $   264,879     $ 147,241     $  60,001     $  31,587    $ 18,944

Tier 1 capital                            $    44,686     $  18,701     $   8,549     $   7,232    $  4,217
Total capital                             $    47,695     $  20,015     $   9,280     $   7,680    $  4,457

Leverage ratio                                  8.10%         6.31%         8.26%         6.66%      13.92%
Risk based capital ratios:
     Tier 1                                    16.87%        12.70%        14.25%        22.90%      22.26%
     Total capital                             18.01%        13.59%        15.47%        24.31%      23.53%


YEAR 2000

  The Company conducted and completed an extensive program to address the internal and external risks associated with the century date change to the Year 2000, which resulted with no significant disruptions.

  The Company is currently not aware of any ongoing operational implications related to the Year 2000 date change. However, it is subject to unique risks and uncertainties due to the interdependencies in business and financial markets, and the numerous activities and events outside of its control.

FINANCIAL MODERNIZATION

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  There has been no material change in the market risks faced by the Company since December 31, 1999. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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


                               NATIONAL BANCSHARES CORPORATION OF TEXAS


Date:  May 15, 2000            By:    /s/  Anne R. Renfroe
                                  --------------------------------------
                                  Anne Renfroe, Chief Accounting Officer
                                  and Principal Financial Officer