Form 10-Q
period 2000-06-30
NATIONAL BANCSHARES CORP OF TEXAS
filed 2000-08-14
CIK 69834

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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


         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No____



         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,022,272 shares of Common Stock, $.001 par value, outstanding as of July 18, 2000.


================================================================================

       Part I.  Financial Information
       Item 1.  Financial Statements

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS

                                                                                  JUNE 30,        DECEMBER 31,
                                                                                   2000               1999
                                                                             ------------------ -----------------
   Cash and due from banks                                                   $          17,856   $        30,394
   Interest-bearing accounts                                                             3,630             2,306
   Federal funds sold                                                                   44,998            11,949
   Investment securities available for sale                                            220,229           221,268
   Investment securities held to maturity                                                2,040                66
   Loans, net of discounts                                                             245,650           247,406
   Allowance for possible loan losses                                                  (3,172)           (2,841)
   Bank premises and equipment, net                                                     19,995            19,784
   Goodwill                                                                              8,239             8,427
   Other assets                                                                          9,633            11,025
                                                                             ------------------ -----------------
         Total Assets                                                        $         569,098  $         549,784
                                                                             ================== =================





                      LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
     Demand deposits - non-interest bearing                                  $          78,467  $         70,629
     Interest-bearing transaction accounts (NOW)                                        79,207            82,717
     Savings and money market accounts                                                 119,901           110,433
     Certificates and time deposits under $100,000                                     134,432           131,322
     Certificates and time deposits $100,000 and over                                   97,520            94,639
                                                                             ------------------ -----------------
         Total Deposits                                                                509,527           489,740
                                                                             ------------------ -----------------
   Accrued interest payable and other liabilities                                        2,966             2,394
   Other borrowings                                                                      1,236             2,317
   Long term notes payable                                                               3,693             4,700
                                                                             ------------------ -----------------
         Total Liabilities                                                             517,422           499,151
   Stockholders' Equity:
     Common Stock, $.001 par value, 100,000,000 shares authorized, 4,751,834 issued and 4,043,372 outstanding at June 30, 2000 and
       4,669,834 issued and 4,111,834 outstanding at December 31, 1999                       5                 5
     Additional paid-in capital                                                         31,903            30,909
     Retained earnings                                                                  33,723            31,421
     Accumulated other comprehensive income (loss)                                     (1,895)           (1,751)
     Treasury Stock, at cost (708,462 shares in 2000, 558,000 in 1999)                (12,060)           (9,951)
                                                                             ------------------ -----------------
         Total Stockholders' Equity                                                     51,676            50,633
                                                                             ------------------ -----------------
         Total Liabilities and Stockholders' Equity                          $         569,098  $        549,784
                                                                             ================== =================




       See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         ----------------------------  ------------------------------
                                                             JUNE 30,      JUNE 30,        JUNE 30,      JUNE 30,
                                                               2000         1999            2000           1999
                                                         -------------- -------------  -------------- ---------------
       INTEREST INCOME:
          Interest and fees on loans                     $       5,619  $      4,895   $      11,287  $        9,383
          Interest on investment securities                      3,469         3,595           6,861           7,136
          Interest on federal funds sold                           651           202           1,004             582
          Interest on deposits in banks                             49            29              82              59
                                                         -------------- -------------  -------------- ---------------
              TOTAL INTEREST INCOME                              9,788         8,721          19,234          17,160

       INTEREST EXPENSE:
          Interest on deposits                                   4,443         3,574           8,696           7,145
          Interest on debt                                         136           194             258             386
                                                         -------------- -------------  -------------- ---------------
              TOTAL INTEREST EXPENSE                             4,579         3,768           8,954           7,531

       NET INTEREST INCOME                                       5,209         4,953          10,280           9,629
          Less: Provision for possible loan losses                 138           151             328             275
                                                         -------------- -------------  -------------- ---------------
       NET INTEREST INCOME AFTER PROVISION FOR
          POSSIBLE LOAN LOSSES                                   5,071         4,802           9,952           9,354

       NON-INTEREST INCOME:
          Service charges and fees                               1,149           894           2,160           1,705
          Net realized gains on sales of securities                520             6             526              35
          Net gains on sales of other real estate and
            assets                                                   -            29              11              55
          Miscellaneous income                                      58            62             128             331
                                                         -------------- -------------  -------------- ---------------
              TOTAL NON-INTEREST INCOME                          1,727           991           2,825           2,126

       NON-INTEREST EXPENSE:
          Salaries and employee benefits                         2,452         2,215           4,872           4,438
          Occupancy and equipment expenses                         864           815           1,693           1,535
          Goodwill amortization                                     94            94             188             188
          Other expenses                                         1,251         1,122           2,406           2,279
                                                         -------------- -------------  -------------- ---------------
              TOTAL NON-INTEREST EXPENSE                         4,661         4,246           9,159           8,440

       INCOME BEFORE FEDERAL INCOME TAXES                        2,137         1,547           3,618           3,040
       Federal income tax expense                                  774           394           1,316           1,050
                                                         -------------- -------------  -------------- ---------------
       NET INCOME                                        $       1,363  $      1,153   $       2,302  $        1,990
                                                         ============== =============  ============== ===============

       BASIC EARNINGS PER SHARE                          $        0.33  $       0.28   $        0.56  $         0.48
                                                         ============== =============  ============== ===============

       DILUTED EARNINGS PER SHARE                        $        0.33  $       0.27   $        0.55  $         0.47
                                                         ============== =============  ============== ===============






       See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                 ACCUMULATED
                                                      COMMON STOCK                                  OTHER
                                               ----------------------------                     COMPREHENSIVE
                                                 NUMBER      PAR   PAID-IN  RETAINED  TREASURY  INCOME(LOSS),
                                               OF SHARES           CAPITAL  EARNINGS    STOCK    NET OF TAX    TOTAL
                                               ------------------ --------- --------- -------------------------------
       BALANCE AT JANUARY 1, 1999                 4,197    $    5  $ 28,629  $ 28,683 $ (8,506) $   3,395    $ 52,206
       Net income                                    --        --        --     2,738       --         --       2,738
       Unrealized loss on securities AFS,
            net of tax and reclassification
            adjustment                               --        --        --        --       --     (5,146)     (5,146)
                                                                                                             ---------
       Total comprehensive income (loss)                                                                       (2,408)
                                                                                                             ---------
       Reduction of deferred tax valuation           --        --     2,227        --       --         --       2,227
       allowance
       Exercise of Common Stock options               9        --        53        --       --         --          53
       Treasury stock purchased                    (94)        --        --        --   (1,445)        --      (1,445)
                                               --------- -------- --------- --------- --------- ----------- ---------
       BALANCE AT DECEMBER 31, 1999               4,112         5    30,909    31,421   (9,951)    (1,751)     50,633
       Net income                                    --        --        --     2,302       --         --       2,302
       Unrealized loss on securities AFS,
            net of tax and reclassification
            adjustment                               --        --        --        --       --       (144)       (144)
                                                                                                             ---------
                                                                                                             ---------
       Total comprehensive income (loss)                                                                        2,158
                                                                                                             ---------
       Reduction of deferred tax valuation           --        --       482        --       --         --         482
       allowance
       Exercise of Common Stock options              82        --       512        --       --         --         512
       Treasury stock purchased                   (151)        --        --        --   (2,109)        --      (2,109)
                                               --------- -------- --------- --------- --------- -----------  ---------
       BALANCE AT JUNE 30, 2000                   4,043    $    5  $ 31,903  $ 33,723 $(12,060) $  (1,895)   $ 51,676
                                               ========= ======== ========= ========= ========= =========== =========

       Disclosure of reclassification
         amount:

       2000
       ----
       Unrealized loss on securities arising during period                                                  $    (491)
       Reclassification adjustment for gains included in income, net of tax of  $180                              347
                                                                                                            ---------
       Net unrealized loss on securities, net of tax                                                        $    (144)
                                                                                                            =========

       1999
       ----
       Unrealized loss on securities arising during period                                                  $  (4,063)
       Reclassification adjustment for losses included in income, net of tax benefit of
       ($558)                                                                                                  (1,083)
                                                                                                            ---------
       Net unrealized loss on securities, net of tax                                                        $  (5,146)
                                                                                                            =========

       See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                   --------------------------------
                                                                                        2000             1999
                                                                                   ---------------  ---------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                      $    2,302       $    1,990
       Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                                   1,187            1,085
            Tax benefit realized from utilization of deferred tax assets                      482              971
            Provision for possible loan losses                                                328              275
            Net realized gain on securities available for sale                               (526)             (35)
            Write-down of other real estate owned                                               -               23
            Gain on sale of other real estate owned and other assets                          (11)             (55)
            Decrease (increase) in accrued interest receivable and other assets               766             (699)
            Increase in accrued interest payable and other liabilities                        574              306
                                                                                   ---------------  ---------------
                Net cash provided by operating activities                                   5,102            3,861
       CASH FLOWS FROM INVESTING ACTIVITIES:
            Net (increase) decrease in federal funds sold                                 (33,049)          15,132
            Net (increase) decrease in interest-bearing accounts                           (1,331)             101
            Net decrease (increase) in loans                                                1,759          (30,050)
            Purchases of securities available for sale                                    (17,160)         (23,571)
            Proceeds from sales of securities available for sale                           16,691            2,584
            Proceeds from maturities of securities available for sale                       1,700           13,090
            Purchases of securities held to maturity                                       (1,973)               -
            Proceeds from maturities of securities held to maturity                             -            4,234
            Capital expenditures                                                           (1,091)          (2,019)
            Proceeds from sale of other real estate owned                                     713              180
                                                                                   ---------------  ---------------
                Net cash used in investing activities                                     (33,741)         (20,319)
       CASH FLOWS FROM FINANCING ACTIVITIES:
            Net increase in demand deposits, NOW accounts,
                savings and money-market accounts                                          13,796           12,995
            Net increase in certificates of deposit and time deposits                       5,991            5,650
            Proceeds from advances on other borrowings and long term debt                   2,039            2,413
            Principal payments on other borrowings and long term debt                      (4,128)          (2,282)
            Purchase of treasury stock                                                     (2,109)            (564)
            Proceeds from exercise of common stock options                                    512                6
                                                                                   ---------------  ---------------
                Net cash provided by financing activities                                  16,101           18,218
       Net increase (decrease) in cash and due from banks                                 (12,538)           1,760
       Cash and due from banks at beginning of the year                                    30,394           16,473
                                                                                   ---------------  ---------------
       Cash and due from banks at end of the period                                   $    17,856      $    18,233
                                                                                   ===============  ===============
       SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
            Interest paid                                                             $     8,598      $     7,575
            Federal income taxes paid                                                          80              142
       Non-cash items:
            Loans originated to facilitate the sale of foreclosed assets                        -               87

       See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       NOTE 1 - BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements of National Bancshares Corporation of Texas and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the parent company and all subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain items in prior period's financial statements have been reclassified in conformity with the current year's presentation. The consolidated financial statements are unaudited, but include all adjustments (consisting primarily of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results of the periods presented. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be reported for the entire period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.


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

       NOTE 3 - INVESTMENT SECURITIES

       The following tables present the amortized cost and approximate fair value of the investment securities portfolio as of June 30, 2000 and December 31, 1999 (Dollars in thousands):

                                                                                      JUNE 30, 2000
                                                                    --------------------------------------------------
                                                                    AMORTIZED     GROSS       GROSS     APPROXIMATE
                                                                       COST    UNREALIZED  UNREALIZED    FAIR VALUE
                                                                                  GAINS      LOSSES
                                                                    --------------------------------------------------
       SECURITIES AVAILABLE FOR SALE:
           U.S. Treasury securities                                  $154,290      $  125   $   (650)      $  153,765
           U.S. Government agency and mortgage-backed securities       65,102          45     (1,648)          63,499
           Other securities including Federal Reserve Bank stock        3,708           -       (743)           2,965
                                                                    ---------- ----------- ----------- ---------------
              Total                                                  $223,100      $  170   $ (3,041)      $  220,229
                                                                    ========== =========== =========== ===============

       SECURITIES HELD TO MATURITY:
           U.S. Government agency and mortgage-backed securities     $  1,974      $   35   $       -      $    2,009
           Foreign debt securities                                         66           -         (4)              62
                                                                    ---------- ----------- ----------- ---------------
              Total                                                  $  2,040      $   35   $     (4)      $    2,071
                                                                    ========== =========== =========== ===============

                                                                                   DECEMBER 31, 1999
                                                                   ---------------------------------------------------
                                                                                GROSS         GROSS
                                                                    AMORTIZED   UNREALIZED UNREALIZED   APPROXIMATE
                                                                       COST       GAINS      LOSSES      FAIR VALUE
                                                                   ---------------------------------------------------
       SECURITIES AVAILABLE FOR SALE:
         U.S. Treasury securities                                     $163,546     $  214  $    (523)      $  163,237
         U.S. Government agency and mortgage-backed securities          54,665          7     (1,257)          53,415
         Other securities including Federal Reserve Bank stock           5,710          -     (1,094)           4,616
                                                                   ------------ ---------- ----------- ----------------
          Total                                                       $223,921     $  221  $  (2,874)      $  221,268
                                                                   ============ ========== =========== ===============
       SECURITIES HELD TO MATURITY:
         Foreign debt securities                                            66          -         (5)              61
                                                                   ------------ ---------- ----------- ----------------
          Total                                                       $     66     $    -  $      (5)      $       61
                                                                   ============ ========== =========== ===============

       Unrealized gains and losses on investment securities held at June 30, 2000 and December 31, 1999 have been determined to be temporary market fluctuations.

       The following table shows the maturity schedule of the Company's investment portfolio as of June 30, 2000 (Dollars in thousands):

                                                                              JUNE 30, 2000
                                                       -------------------------------------------------------------
                                                            AVAILABLE FOR SALE               HELD TO MATURITY
                                                       -----------------------------   -----------------------------
                                                        AMORTIZED     APPROXIMATE       AMORTIZED     APPROXIMATE
                                                          COST        FAIR VALUE          COST        FAIR VALUE
                                                       ------------ ----------------   ------------ ----------------
       Due in one year or less                           $  20,464      $    20,467       $     16       $       15
       Due in one year to five years                       129,672          128,590          1,039            1,049
       Due from five to ten years                           59,731           58,828              -                -
       Due after ten years                                   1,432            1,415              -                -
                                                       ------------ ----------------   ------------ ----------------
           Total                                         $ 211,299      $   209,300       $  1,055       $    1,064
       Equity Securities                                     3,338            2,594              -                -
       Mortgage backed securities                            8,093            7,965            985            1,007
       Federal Reserve Bank Stock                              370              370              -                -
                                                       ------------ ----------------   ------------ ----------------
           Total                                         $ 223,100      $   220,229       $  2,040       $    2,071
                                                       ============ ================   ============ ================

       The carrying value of investment securities pledged to secure public funds amounted to approximately $87,354,000 at June 30, 2000 and $92,225,000 at December 31, 1999.

       NOTE 4 - LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

       An analysis of the allowance for possible loan losses for the six months ended June 30, 2000 and 1999 is presented below:

                                                                  SIX MONTHS ENDED
                                                           --------------  ---------------
                                                           JUNE 30, 2000   JUNE 30, 1999
                                                           --------------  ---------------
                                                               (Dollars in Thousands)
       Balance at beginning of year                            $   2,841        $   2,670
           Provisions for possible loan losses                       328              275
           Losses charged to the allowance                         (113)            (101)
           Recoveries credited to the allowance                      116               52
                                                           --------------  ---------------
              Net recoveries (charge-offs)                             3             (49)
                                                           --------------  ---------------
       Balance at end of period                                $   3,172        $   2,896
                                                           ==============  ===============

       A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. At June 30, 2000 and 1999, the Banks had impaired loans of $1,763,000 and $1,884,000, respectively. The allowance for loan losses related to those loans was $297,000 and $242,000, respectively. The average recorded investment in impaired loans during the six months ended June 30, 2000 and 1999, was $1,898,000 and $1,189,000, respectively. Interest income of approximately $43,000 and $27,000 on impaired loans was recognized for cash payments received during the six months ended June 30, 2000 and 1999, respectively.

       NOTE 5 - OTHER BORROWINGS AND NOTES PAYABLE

       On June 30, 2000, NBT of Delaware, Inc. maintained a margin account which is secured by investment securities. The interest rate is variable (8.00% at June 30, 2000). The balance at June 30, 2000 was $320,000.

       On October 2, 1999, the Company executed a $3,237,000 note with The Independent BankersBank in Dallas. The note bears a variable interest rate at prime rate as published by the Wall Street Journal (9.50% at June 30, 2000). Principal payments of $161,825 plus interest are due quarterly beginning January 2, 2000 with unpaid principal plus accrued interest due at maturity. The note matures on October 2, 2002. The note is collateralized by the common stock of NBT of Delaware, Inc. and the stock of the subsidiary banks. The balance at June 30, 2000 was $1,761,000. The Company also executed a one year $1 million revolving line of credit dated October 29, 1999 with The Independent BankersBank. The line bears interest at Wall Street Journal prime (9.50% at June 30) with any outstanding interest to be paid quarterly. The outstanding balance at June 30, 2000 was $916,000. The Company has met or obtained waivers for all debt covenants at June 30, 2000.

       In July 1995, September 1998, December 1998 and January 1999, a subsidiary Bank borrowed $175,000, $100,000, $1,250,000 and $1,000,000, respectively, from the Federal Home Loan Bank of Dallas. The notes bear interest rates of 6.393%, 5.15%, 5.126%, and 5.216%, respectively. The maturity dates of the notes are August 2015, October 2018, January 2004, and February 2004, respectively. Principal and interest payments are due monthly in the approximate amount of $45,000 per month in the aggregate with the remaining balances due at maturity. The aggregate balance outstanding at June 30, 2000 was $1,931,000.

       NOTE 6 - INCOME TAX EXPENSE

       The provision for Federal income tax expense is less than that computed by applying the federal statutory rate of 34% as indicated in the following analysis:

                                                                      SIX MONTHS ENDED
                                                                --------------   -------------
                                                                  JUNE 30,         JUNE 30,
                                                                    2000             1999
                                                                --------------   -------------
       Tax based on statutory rate                                  $   1,230       $   1,034
       Effect of tax-exempt income                                         (8)             (9)
       Interest and other nondeductible expenses                            6              --
       Alternative minimum tax                                             40              61
       Goodwill                                                            14              12
       Other, net                                                          34             (48)
                                                                --------------   -------------
                                                                    $   1,316       $   1,050
                                                                ==============   =============

       For Federal income tax purposes, the Company has approximately $88 million in net operating loss carryforwards as of June 30, 2000 which will be available to reduce income tax liabilities in future years. The preconfirmation net operating loss carryforwards arose from the Company's emergence from a reorganization under Chapter 11 of the United States Bankruptcy Code in May 1992. If unused, approximately $84 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

       Pursuant to SFAS No. 109, the Company has available certain deductible temporary differences and net operating loss carryforwards for use in future tax reporting periods, which created deferred tax assets. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the six months ended June 30, 2000 and 1999, the deferred tax asset valuation allowance was reduced by $482,000 and $971,000, respectively, to adjust the recorded net deferred tax asset to an amount considered more likely than not to be realized. The deferred tax asset net of the valuation allowance and recorded on the books of the Company was $3,691,000 at June 30, 2000. Realization of this asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Realization could also be affected by a significant ownership change of the Company over a period of three years as set forth in the Internal Revenue Code. Although realization of the net deferred tax asset is not assured because of these uncertainties, management believes it is more likely than not that the recorded deferred tax asset will be realized.

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

       NOTE 8 - STOCK REPURCHASE PLAN

       The Company has a stock repurchase plan authorizing management to purchase up to 900,000 shares of the Company's common stock through the open market based on market conditions. In the first six months of 2000 and 1999, 150,462 shares and 34,500 shares were purchased by the Company through the open market at an average cost of $13.53 and $16.34 per share, respectively.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY ANALYZES THE MAJOR ELEMENTS OF THE COMPANY'S CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF INCOME. THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES APPEARING ELSEWHERE IN THIS REPORT.

       RESULTS OF OPERATIONS

         Net income for the three months ended June 30, 2000 was $1,363,000 or $0.33 per diluted share compared with $1,153,000 or $0.27 per diluted share for the three months ended June 30, 1999. Net interest income for the three months ended June 30, 2000 increased $256,000 over the same period of 1999 which is due primarily to a 10.8% growth in the loan portfolio. Non-interest expenses were up $415,000, or 9.8%, for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. This was due in part to salaries and benefits associated with the opening of the broker-dealer, NBC Financial, Inc., which began operations in September 1999 in addition to approximately $80,000 due to occupancy and salary expenses of a third branch opened in Laredo, Texas in April 2000. Non-interest income increased $736,000 for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The non-interest income increase included a realized gain on the sale of securities of $520,000 compared to $35,000 in the second quarter of 1999 for the gains on the sales of securities and other real estate. Excluding the non-recurring items, non-interest income increased $251,000 or 26% due primarily to the increase in service charges and fee income from $894,000 for the period ended June 1999 to $1,149,000 for the period ended June 2000. Excluding the non-recurring items, net income for the three months ended June 30, 2000 and June 30, 1999 was $1,035,000 or $0.25 per diluted share and $968,000 or $0.23 per diluted share, respectively.

         Net income for the six months ended June 30, 2000 was $2,302,000 or $0.55 per diluted share compared to $1,990,000 or $0.47 per diluted share for the six months ended June 30, 1999. Excluding non-recurring items of $537,000 and $90,000 for securities and other real estate gains as of June 30, 2000 and 1999, respectively, net income was $1,972,000 or $0.47 per diluted share compared to $1,888,000 or $0.44 per diluted share, respectively.

         Average assets have increased $44 million or 8.5% to $564 million for the six months ended June 30, 2000 from an average of $520 million for the six months ended June 30, 1999. Average earning assets increased 9.3% for the six months ended June 30, 2000 compared to June 30, 1999.

       NET INTEREST INCOME

         Net interest income constitutes the principal source of income for the Banks and represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The increase of $651,000 or 6.8% in net interest income for the six months ended June 30, 2000 compared to the same period in 1999 was due primarily to internal loan growth. For the six months ended June 30, 2000 average loans increased $38 million or 18.5% over the same period in 1999. Interest income increased $2,074,000 or 12.1% over the same period in 1999 due primarily to internal loan growth. Interest expense increased $1,423,000 or 18.9% over the same period in 1999 due primarily to an increase in the rates being paid on deposits. The net interest margin for the six months ended June 30, 2000 decreased 8 basis points to 4.11% when compared to June 30, 1999. The net interest margin is the net return on earning assets which is computed by dividing taxable equivalent net interest income by average total earning assets.

           The net interest spread decreased 19 basis points to 3.51% for the six months ended June 30, 2000 from 3.70% at June 30, 1999. The decrease in the net interest spread is primarily due to the increase in rates being paid on deposits.

                       INTEREST EARNED/INCURRED AND RATES
                             (Dollars in thousands)

                                                       FOR THREE MONTHS ENDED           FOR THREE MONTHS ENDED
                                                           JUNE 30, 2000                     JUNE 30, 1999
                                                  --------------------------------- --------------------------------
                                                             INTEREST                         INTEREST
                                                   AVERAGE   INCOME/     AVERAGE     AVERAGE   INCOME/    AVERAGE
                                                   BALANCE   EXPENSE   YIELD/RATE    BALANCE   EXPENSE  YIELD/RATE
       ------------------------------------------ --------------------------------- --------------------------------
       INTEREST-EARNING ASSETS:
         Interest-bearing accounts                  $ 3,490     $   49       5.63%    $ 2,282    $   29       5.10%
         Federal funds sold                          41,613        651       6.27%     17,427       202       4.65%
         Investment securities (F):
           US Treasuries                            155,356      2,401       6.20%    202,031     3,170       6.29%
           US Government agencies                    66,491      1,054       6.36%     24,698       354       5.75%
           Other                                        719         15       8.37%      1,696        71      16.79%
                                                  --------------------------------- --------------------------------
               Total investment securities          222,566      3,470       6.25%    228,425     3,595       6.31%
         Loans, net of discounts (A)                241,674      5,622       9.33%    216,250     4,902       9.09%
                                                  --------------------------------- --------------------------------
               Total interest-earning assets        509,343      9,792       7.71%    464,384     8,728       7.54%

       NON-INTEREST BEARING ASSETS:
         Cash and due from banks                     19,942                            17,853
         Allowance for possible loan losses         (3,089)                           (2,808)
         Other assets                                42,767                            45,133
                                                  ----------                        ----------
               Total assets                       $ 568,963                         $ 524,562
                                                  ==========                        ==========

       INTEREST-BEARING LIABILITIES:
         Interest bearing transaction accounts       78,273        570       2.92%     65,183       387       2.38%
         Savings, money market and certificates of
               deposit                              346,845      3,873       4.48%    322,041     3,187       3.97%
         Other debt                                   6,897        136       7.91%     11,440       194       6.80%
                                                  --------------------------------- --------------------------------
               Total interest-bearing liabilities   432,015      4,579       4.25%    398,664     3,768       3.79%
       NON-INTEREST BEARING LIABILITIES:
         Demand deposits                             79,372                            72,192
         Other liabilities                            3,826                             3,052
                                                  ----------                        ----------
             Total liabilities                      515,213                           473,908
       STOCKHOLDERS' EQUITY (F)                      53,750                            50,654
                                                  ----------                        ----------
             Total liabilities and stockholders'
               equity                             $ 568,963                         $ 524,562
                                                  ==========                        ==========

       Taxable equivalent net interest income                    5,213                            4,960
       Less:  taxable equivalent adjustment                          4                                7
                                                            -----------                       ----------
       Net interest income                                    $  5,209                          $ 4,953
                                                            ===========                       ==========
       Net interest spread (B)                                               3.46%                            3.75%
                                                                       ============                     ============
       Net interest margin (C)                                               4.11%                            4.27%
                                                                       ============                     ============
       SELECTED OPERATING RATIOS:
         Return on assets (D)                                                0.96%                            0.88%
                                                                       ============                     ============
         Return on equity (E)                                               10.17%                            9.13%
                                                                       ============                     ============


----------------------
(A) Non-accrual loans are included in the average balances used in calculating this table.
(B) The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(C) The net interest margin is the taxable-equivalent annualized net interest income divided by average interest-earning assets.
(D) The return on assets ratio was computed by dividing annualized net income by average total assets.
(E) The return on equity ratio was computed by dividing annualized net income by average total stockholders' equity.
(F) The average balance has been adjusted to exclude the effect of the unrealized gain or loss on securities available for sale.

                       INTEREST EARNED/INCURRED AND RATES
                             (Dollars in thousands)

                                                        FOR SIX MONTHS ENDED             FOR SIX MONTHS ENDED
                                                           JUNE 30, 2000                     JUNE 30, 1999
                                                  --------------------------------- --------------------------------
                                                             INTEREST                         INTEREST
                                                   AVERAGE   INCOME/     AVERAGE     AVERAGE   INCOME/    AVERAGE
                                                   BALANCE   EXPENSE   YIELD/RATE    BALANCE   EXPENSE  YIELD/RATE
       ------------------------------------------ --------------------------------- --------------------------------
       INTEREST-EARNING ASSETS:
         Interest-bearing accounts                  $ 2,931     $   82       5.68%    $ 2,304    $   59       5.16%
         Federal funds sold                          33,091      1,004       6.08%     22,577       582       5.20%
         Investment securities (F):
           US Treasuries                            158,283      4,890       6.20%    207,368     6,462       6.28%
           US Government agencies                    62,023      1,941       6.28%     18,682       534       5.76%
           Other                                        710         30       8.47%      1,644       141      17.30%
                                                  --------------------------------- --------------------------------
               Total investment securities          221,016      6,861       6.23%    227,694     7,137       6.32%
         Loans, net of discounts (A)                245,434     11,295       9.23%    207,091     9,393       9.15%
                                                  --------------------------------- --------------------------------
               Total interest-earning assets        502,472     19,242       7.68%    459,666    17,171       7.53%

       NON-INTEREST BEARING ASSETS:
         Cash and due from banks                     21,625                            18,185
         Allowance for possible loan losses         (2,998)                           (2,764)
         Other assets                                43,223                            44,856
                                                  ----------                        ----------
               Total assets                       $ 564,322                         $ 519,943
                                                  ==========                        ==========

       INTEREST-BEARING LIABILITIES:
         Interest bearing transaction accounts       79,186      1,146       2.90%     65,127       778       2.41%
         Savings, money market and certificates of
               deposit                              344,017      7,550       4.40%    319,223     6,367       4.02%
         Other debt                                   6,985        258       7.41%     11,601       386       6.71%
                                                  --------------------------------- --------------------------------
               Total interest-bearing liabilities   430,188      8,954       4.17%    395,951     7,531       3.84%
       NON-INTEREST BEARING LIABILITIES:
         Demand deposits                             76,928                            71,057
         Other liabilities                            3,645                             3,025
                                                  ----------                        ----------
             Total liabilities                      510,761                           470,033
       STOCKHOLDERS' EQUITY (F)                      53,561                            49,910
                                                  ----------                        ----------
             Total liabilities and stockholders'
               equity                             $ 564,322                         $ 519,943
                                                  ==========                        ==========

       Taxable equivalent net interest income                   10,288                            9,640
       Less:  taxable equivalent adjustment                          8                               11
                                                            -----------                       ----------
       Net interest income                                    $ 10,280                          $ 9,629
                                                            ===========                       ==========
       Net interest spread (B)                                               3.51%                            3.70%
                                                                       ============                     ============
       Net interest margin (C)                                               4.11%                            4.19%
                                                                       ============                     ============
       SELECTED OPERATING RATIOS:
         Return on assets (D)                                                0.82%                            0.77%
                                                                       ============                     ============
         Return on equity (E)                                                8.62%                            8.04%
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

       The following table analyzes the increase in taxable-equivalent net interest income stemming from changes in interest rates and from asset and liability volume, including mix, for the three and six months ended June 30, 2000 and 1999. Non-accruing loans have been included in assets for calculating this table, thereby reducing the yield on loans. The changes in interest due to both rate and volume in the table below have been allocated to volume or rate change on a pro-rata basis.

             ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME

                                                                             THREE MONTHS ENDED JUNE 30, 2000
                                                                                    VS. JUNE 30, 1999
                                                                       ---------------------------------------------
                                                                                            DUE TO CHANGE IN
                                                                         INCREASE     ------------------------------
                                                                         (DECREASE)       RATE           VOLUME
                                                                       -----------------------------  --------------
       Taxable-equivalent interest income:
           Interest-bearing accounts...............                       $     20        $     3        $     17
           Federal funds sold......................                            449             90             359
           Investment securities...................                           (125)           (33)            (92)
           Loans, net of unearned discount.........                            720            131             589
                                                                       -------------- --------------  --------------
              Total taxable-equivalent
                 interest income...................                          1,064            191             873
                                                                       -------------- --------------  --------------
       Interest expense:
           Interest-bearing accounts...............                            869            546             323
           Other debt..............................                            (58)           163            (221)
                                                                       -------------- --------------  --------------
              Total interest expense...............                            811            709             102
                                                                       -------------- --------------  --------------
       Taxable-equivalent
           net interest income.....................                       $    253       $   (518)       $    771
                                                                       ============== ==============  ==============

                                                                              SIX MONTHS ENDED JUNE 30, 2000
                                                                                    VS. JUNE 30, 1999
                                                                       ---------------------------------------------
                                                                                            DUE TO CHANGE IN
                                                                          INCREASE    ------------------------------
                                                                         (DECREASE)       RATE           VOLUME
                                                                       -----------------------------  --------------
       Taxable-equivalent interest income:
           Interest-bearing accounts...................                   $     24        $     6        $     18
           Federal funds sold..........................                        422            113             309
           Investment securities.......................                       (276)           (94)           (182)
           Loans, net of unearned discount.............                      1,901             88           1,813
                                                                       -------------- --------------  --------------
              Total taxable-equivalent
                 interest income.......................                      2,071            113           1,958
                                                                       -------------- --------------  --------------
       Interest expense:
           Interest-bearing accounts...................                      1,551            889             662
           Other debt..................................                       (128)           102            (230)
                                                                       -------------- --------------  --------------
              Total interest expense...................                      1,423            991             432
                                                                       -------------- --------------  --------------
       Taxable-equivalent
           net interest income.........................                   $    648       $   (878)      $   1,526
                                                                       ============== ==============  ==============

         Taxable-equivalent net interest income for the six months ended June 30, 2000 increased $648,000 or 6.7% over the same period in 1999. The increase is reflected in the increase in the volume of earning assets offset by the increase in the volume and rate of interest bearing liabilities.

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

         The following table indicates the Company's interest rate sensitivity position at June 30, 2000:

                 INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES
                             (Dollars in thousands)

                                                                                            NON-RATE
                                                        RATE SENSITIVE                     SENSITIVE
                                       --------------------------------------------------  -----------
                                       IMMEDIATELY    WITHIN       WITHIN                     OVER
                                        0-30 DAYS     90 DAYS     ONE YEAR      TOTAL       ONE YEAR      TOTAL
                                       ------------ ------------ ----------- ------------  ----------- -------------
       Earning assets:
           Loans, net of discounts       $  64,204    $  12,391    $ 21,822    $  98,417    $ 147,233     $ 245,650
           Investment securities             2,000        3,999      14,680       20,679      201,590       222,269
           Federal funds sold               44,998           --          --       44,998           --        44,998
           Interest-bearing accounts           356          100       2,514        2,970          660         3,630
                                       ------------ ------------ ----------- ------------  ----------- -------------

                 Total earning assets    $ 111,558    $  16,490    $ 39,016   $  167,064    $ 349,483     $ 516,547
                                       ============ ============ =========== ============  =========== =============

       Interest-bearing liabilities:
           Interest-bearing
             transaction, savings and
             money market                  199,108           --          --      199,108           --       199,108
           Certificates and time
             deposits                       46,800       69,413     106,158      222,371        9,581       231,952
           Debt                              1,272           73         335        1,680        3,249         4,929
                                       ------------ ------------ ----------- ------------  ----------- -------------

                 Total interest-
                    bearing
                    liabilities          $ 247,180    $  69,486   $ 106,493   $  423,159    $  12,830     $ 435,989
                                       ============ ============ =========== ============  =========== =============

       Interest sensitivity gap        $ (135,622)   $ (52,996)  $ (67,477)  $ (256,095)
                                       ============ ============ =========== ============

       Cumulative gap                  $ (135,622)  $ (188,618)  $(256,095)  $ (256,095)
                                       ============ ============ =========== ============

       Ratio of earning assets to
           interest-bearing
           liabilities                       45.1%        23.7%       36.6%        39.5%

         The interest rate sensitivity table reflects a cumulative liability sensitive position during the one-year period shown. Generally, this indicates that the liabilities reprice more quickly than the assets in a given period, and that a decline in market rates will benefit net interest income. An increase in market rates would have the opposite effect.

       NON-INTEREST INCOME

         The major components of non-interest income are service charges and fees earned on deposit accounts. The following table summarizes changes in non-interest income for the six months ended June 30, 2000 and 1999:

                               NON-INTEREST INCOME
                             (Dollars in thousands)

                                                                    SIX MONTHS ENDED               2000/1999
                                                               --------------------------- --------------------------
                                                                 JUNE 30,      JUNE 30,
                                                                   2000          1999       $ CHANGE      % CHANGE
                                                               ------------- ------------- -----------  -------------
       Service charges and fees                                   $   2,160     $   1,705      $  455          26.7%
       Net realized gains on sales of securities                        526            35         491       1,402.9%
       Net gains on sales of other real estate owned and
         assets                                                          11            55        (44)         -80.0%
       Miscellaneous income                                             128           331       (203)         -61.3%
                                                               ------------- ------------- -----------  -------------
          Total non-interest income                               $   2,825     $   2,126      $  699          32.9%
                                                               ============= ============= ===========  =============

         The $699,000 or 32.9% increase in non-interest income for the six months ended June 30, 2000 over the six months ended June 30, 1999 is due to a $455,000 increase in service charges and fees. In addition, there was a $447,000 increase in non-recurring gains on the sales of securities and other real estate. Excluding the non-recurring items, non-interest income increased $252,000 or 12.4% over the six months ended June 30, 1999.

       NON-INTEREST EXPENSE

         Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense. The following table summarizes the changes in non-interest expense for the six months ended June 30, 2000 and 1999:

                              NON-INTEREST EXPENSE
                             (Dollars in thousands)

                                                                SIX MONTHS ENDED                  2000/1999
                                                         -------------------------------  --------------------------
                                                            JUNE 30,         JUNE 30,
                                                              2000             1999        $ CHANGE       % CHANGE
                                                         ---------------- --------------  ------------ -------------
       Salaries and employee benefits                         $    4,872      $   4,438       $   434          9.8%
       Occupancy and equipment expenses                            1,693          1,535           158         10.3%
       Data processing fees                                          192            164            28         17.1%
       FDIC insurance                                                 50             26            24         92.3%
       Insurance                                                      69             67             2          3.0%
       Office supplies                                               291            355          (64)        -18.0%
       Postage and courier                                           269            258            11          4.3%
       Professional fees                                             505            388           117         30.2%
       Advertising/Marketing                                         154            174          (20)        -11.5%
       Goodwill amortization                                         188            188             0          0.0%
       Miscellaneous other expenses                                  876            847            29          3.4%
                                                         ---------------- --------------  ------------ -------------
          Total non-interest expense                          $    9,159      $   8,440       $   719          8.5%
                                                         ================ ==============  ============ =============

         Total non-interest expense for the six months ended June 30, 2000 increased $719,000 or 8.5% over 1999. Salaries and benefits rose $434,000 or 9.8% in 2000. Salaries and benefits increased due to the hiring of personnel for NBC Financial, Inc., the broker-dealer that began operations in September 1999, in addition to the hiring of additional personnel for a new branch opened in Laredo, Texas in April 2000. The $158,000 or 10.3% increase in occupancy and equipment expenses is due to increased equipment costs and rent for the Company's data center and because of the expenses associated with the new equipment and building at the new branch opened in Laredo, Texas in April 2000.

       INCOME TAXES

         The Company recognized income tax expense of $1,316,000 for the six months ended June 30, 2000 compared to $1,050,000 for the six months ended June 30, 1999. At June 30, 2000, the Company had approximately $88 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years. If unused, approximately $84 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

       LOANS

         The following table presents the composition of the Company's loan portfolio by type of loan:

                                 LOAN PORTFOLIO
                             (Dollars in thousands)

                                                     JUNE 30,       % OF     DECEMBER 31,     % OF      JUNE 30,
                                                       2000        TOTAL         1999        TOTAL        1999
                                                   -------------- --------- --------------- ---------  ------------
       Commercial                                     $   39,684     16.2%     $    46,203     18.7%     $  37,407
       Real estate construction                           20,608      8.4%          21,959      8.9%        18,704
       Real estate mortgage                              158,077     64.4%         152,292     61.6%       139,160
       Consumer installment,
          net of unearned discount                        27,281     11.1%          26,952     10.9%        26,950
                                                   -------------- --------- --------------- ---------  ------------
          Total loans                                $   245,650    100.0%     $   247,406    100.0%     $ 222,221
                                                   ============== ========= =============== =========  ============

         Total loans have decreased 1.0% since December 31, 1999 and increased 10.5% since June 30, 1999, respectively. Real estate mortgage loans have shown a 3.7% and 13.5% increase since December 31, 1999 and June 30, 1999, respectively.

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

         The Company recorded net recoveries of $3,000 for the six months ended June 30, 2000 compared to net charge-offs of $49,000 for the six months ended June 30, 1999.

         The following table summarizes, for the periods presented, the activity in the allowance for loan losses arising from provisions credited to operations, loans charged off and recoveries of loans previously charged off.

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                          -----------------------------------------
                                                                                 2000                  1999
                                                                          -------------------   -------------------
       Average loans outstanding                                                $    245,434          $    207,091

       Balance of allowance for loan losses at beginning of year                 $     2,841           $     2,670
       Provision for loan losses                                                         328                   275
       Charge-Offs:
            Commercial                                                                    50                    43
            Real estate construction                                                       -                     -
            Real estate mortgage                                                           -                     -
            Consumer installment                                                          63                    58
                                                                          -------------------   -------------------
                Total charge-offs                                                        113                   101
                                                                          -------------------   -------------------
       Recoveries:
            Commercial                                                                    80                     7
            Real estate construction                                                       -                     -
            Real estate mortgage                                                          11                    13
            Consumer installment                                                          25                    32
                                                                          -------------------   -------------------
                Total recoveries                                                         116                    52
                                                                          -------------------   -------------------

                Net (recoveries) charge-offs                                              (3)                   49
                                                                          -------------------   -------------------

       Balance of allowance for loan losses at end of period                     $     3,172           $     2,896
                                                                          ===================   ===================

       Net charge-offs (recoveries) as a percentage
            of average loans outstanding                                               0.00%                 0.02%
                                                                          ===================   ===================

       Allowance for loan losses as a percentage of:
            Total loans, net of unearned discount                                      1.29%                 1.30%
                                                                          ===================   ===================

       NON-PERFORMING ASSETS

         Non-performing assets consist of non-accrual loans and foreclosed real estate. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. All installment loans past due 90 days or more are placed on non-accrual, unless the loan is well secured or in the process of collection. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.

         Foreclosed real estate consists of property which has been acquired through foreclosure. At the time of foreclosure, the property is recorded at the lower of the estimated fair value less selling expenses or the loan balance with any write down charged to the allowance for loan losses. Any future write-downs on the property are charged to operations.

         The following table discloses non-performing assets and loans 90 days past due and still accruing interest as of June 30, 2000 and December 31, 1999: (Dollars in thousands)

                              NON-PERFORMING ASSETS
                             (Dollars in Thousands)

                                                                                JUNE 30,            DECEMBER 31,
                                                                                  2000                  1999
                                                                           -------------------   -------------------
       Non-accrual loans                                                          $     1,763           $     2,095
       Foreclosed real estate                                                             204                   906
                                                                           -------------------   ------------------
            Total non-performing assets                                           $     1,967           $     3,001
                                                                           ===================   ===================
       Non-performing assets as a percentage of:
            Total assets                                                                0.35%                 0.55%
            Total loans plus foreclosed real estate                                     0.80%                 1.21%

       Accruing loans past due 90 days or more                                    $       604           $       239

         Independent third party loan reviews of the subsidiary Banks are performed on an annual basis. The loans are also reviewed by banking regulators, typically on an eighteen-month basis. On a monthly basis, the Board of Directors' Loan Committee of each Bank reviews new loans, renewals and delinquencies. Management of each Bank monitors on a continuing basis those loans which it believes should be followed closely. The Banks are required by regulation to periodically appraise foreclosed real estate.


       LIQUIDITY

         Liquidity is the ability to have funds available at all times to meet the commitments of the Company. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and short-term investments in time deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the Company's trade area. The Banks have not and do not solicit brokered deposits as a funding source. The liquidity of the Company is enhanced by the fact that 75% of total deposits at June 30, 2000 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

         At June 30, 2000, the Company's liquid assets totaled $287 million or 50% of total gross assets, compared to 47% at June 30, 1999. Secondary sources of liquidity include the Banks' ability to sell loan participations and purchase federal funds. NBC-Eagle Pass has an approved federal funds line at a correspondent bank. NBC-Laredo has an approved line of credit with the Federal Home Loan Bank.

         The Company's principal source of funds consists of dividends received from the Banks, which derive their funds from deposits, interest and principal payments on loans and investment securities, sales of investment securities and borrowings.

       CAPITAL RESOURCES

          Total stockholders' equity increased $411,000 to $51.7 million at June 30, 2000 from $51.3 million at June 30, 1999. The ratio of total stockholders' equity to total assets was 9.1% at June 30, 2000 compared with 9.7% at June 30, 1999. The Company began a stock repurchase plan in 1997 and has repurchased 708,462 common shares at a cost of $12.1 million through June 30, 2000 of which $3.0 million has been purchased since June 30, 1999. Total stockholders' equity has been affected by the $1.9 million decrease in the unrealized gain or loss on available for sale securities portfolio since June 30, 1999.

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

         The table below illustrates the Company and each of its subsidiary Banks' compliance with the risk-based capital guidelines as of June 30, 2000:

                                                                    NBC           NBC           NBC         NBC
                                                 CONSOLIDATED    EAGLE PASS     LAREDO       ROCKDALE      LULING
                                                --------------- ------------- ------------  ------------ -----------
                                                                      (DOLLARS IN THOUSANDS)
       Total average assets (net of goodwill)      $   560,666     $ 304,184    $ 106,279     $ 107,063    $ 30,592
       Risk weighted assets (net of goodwill)      $   266,622     $ 146,305    $  62,574     $  33,176    $ 19,005

       Tier 1 capital                              $    44,784     $  19,495    $   8,692     $   7,409    $  4,341
       Total capital                               $    47,956     $  20,929    $   9,437     $   7,824    $  4,582

       Leverage ratio                                    7.99%         6.41%        8.18%         6.92%      14.19%
       Risk based capital ratios:
            Tier 1                                      16.80%        13.32%       13.89%        22.33%      22.84%
            Total capital                               17.99%        14.31%       15.08%        23.58%      24.11%

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

         Under GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). The Company has elected to become a financial holding company under GLBA and the election was made effective by the FRB as of March 11, 2000. The Company is engaging in certain insurance related activities permitted by GLBA.

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

       PART II - OTHER INFORMATION:

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Corporation was held on May 19, 2000. The following matters were submitted to a vote of the Corporation's shareholders.

       1.  Election of Directors:

           Election of all five director nominees to serve until the 2001 Annual Meeting of Shareholders.

       ---------------------------------------- ---------------------------------- ----------------------------------
                       NOMINEE                           TOTAL VOTES FOR                 TOTAL VOTES ABSTAINED
       ---------------------------------------- ---------------------------------- ----------------------------------
       Jay H. Lustig                                        3,856,883                           34,868
       Marvin E. Melson                                     3,864,901                           26,850
       H. Gary Blankenship                                  3,864,901                           26,850
       John W. Lettunich                                    3,864,901                           26,850
       Charles T. Meeks                                     3,864,901                           26,850

       2.  To approve certain amendments to the 1995 Stock Plan:

           Total Votes For                    3,828,219
           Total Votes Against                   50,537
           Total Votes Abstained                 12,995

       3.  Ratification of Independent Auditors:

           Total Votes For                    3,880,162
           Total Votes Against                    1,200
           Total Votes Abstained                 10,389

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)         11.1    Statement regarding computation of Earnings Per Share

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




                         NATIONAL BANCSHARES CORPORATION OF TEXAS



Date:  August 14, 2000   By: /s/  Anne R. Renfroe
                            ----------------------------------------------------
                            Anne Renfroe, Chief Accounting Officer and Principal Financial Officer