Form 10-Q
period 2000-09-30
NATIONAL BANCSHARES CORP OF TEXAS
filed 2000-11-14
CIK 69834

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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



   Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____



   State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,877,569 shares of Common Stock, $.001 par value, outstanding as of October 31, 2000.


================================================================================

    Part I.  Financial Information
    Item 1.  Financial Statements

         NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                (Unaudited)


                                  ASSETS
                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                2000               1999
                                                                          ------------------ -----------------
Cash and due from banks                                                       $     19,704       $    30,394
Interest-bearing accounts                                                             3,515             2,306
Federal funds sold                                                                   22,413            11,949
Investment securities available for sale                                            245,986           221,268
Investment securities held to maturity                                                2,042                66
Loans, net of discounts                                                             253,126           247,406
Allowance for possible loan losses                                                  (3,270)           (2,841)
Bank premises and equipment, net                                                     19,721            19,784
Goodwill                                                                              8,145             8,427
Other assets                                                                          9,706            11,025
                                                                          ------------------ -----------------
      Total Assets                                                             $    581,088      $    549,784
                                                                          ================== =================





                   LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand deposits - non-interest bearing                                       $     84,473      $     70,629
  Interest-bearing transaction accounts (NOW)                                        84,153            82,717
  Savings and money market accounts                                                 116,800           110,433
  Certificates and time deposits under $100,000                                     140,729           131,322
  Certificates and time deposits $100,000 and over                                   92,664            94,639
                                                                          ------------------ -----------------
      Total Deposits                                                                518,819           489,740
                                                                          ------------------ -----------------
Accrued interest payable and other liabilities                                        3,162             2,394
Other borrowings                                                                      1,195             2,317
Long term notes payable                                                               3,176             4,700
                                                                          ------------------ -----------------
      Total Liabilities                                                             526,352           499,151
Stockholders' Equity:
  Common Stock, $.001 par value, 100,000,000 shares authorized,
    4,751,834 issued and 3,973,001 outstanding at September 30, 2000
    and 4,669,834 issued and 4,111,834 outstanding at December 31, 1999                   5                 5
  Additional paid-in capital                                                         33,266            30,909
  Retained earnings                                                                  35,222            31,421
  Accumulated other comprehensive loss                                                (747)           (1,751)
  Treasury Stock, at cost (778,833 shares in 2000, 558,000 in 1999)                (13,010)           (9,951)
                                                                          ------------------ -----------------
      Total Stockholders' Equity                                                     54,736            50,633
                                                                          ------------------ -----------------
      Total Liabilities and Stockholders' Equity                               $    581,088      $    549,784
                                                                          ================== =================



                 See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  ----------------------------  ------------------------------
                                                   SEPTEMBER 30,    SEPTEMBER   SEPTEMBER 30,  SEPTEMBER 30,
                                                       2000         30, 1999         2000           1999
                                                  ------------------------------------------------------------
INTEREST INCOME:
   Interest and fees on loans                          $   5,844     $  5,160      $   17,131      $   14,543
   Interest on investment securities                       3,719        3,547          10,580          10,683
   Interest on federal funds sold                            590          316           1,594             898
   Interest on deposits in banks                              55           28             138              87
                                                  --------------- ------------  -------------- ---------------
       TOTAL INTEREST INCOME                              10,208        9,051          29,443          26,211

INTEREST EXPENSE:
   Interest on deposits                                    4,886        3,779          13,583          10,924
   Interest on debt                                           98          173             356             559
                                                  --------------- ------------  -------------- ---------------
       TOTAL INTEREST EXPENSE                              4,984        3,952          13,939          11,483

NET INTEREST INCOME                                        5,224        5,099          15,504          14,728
   Less: Provision for possible loan losses                  153          185             481             460
                                                  --------------- ------------  -------------- ---------------
NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE LOAN LOSSES                                    5,071        4,914          15,023          14,268

NON-INTEREST INCOME:
   Service charges and fees                                1,222          946           3,381           2,608
   Net realized gains (losses) on sales of                    48            8             574              43
   securities
   Net gains on sales of other real estate and                 -            7              11              14
   assets
   Miscellaneous income                                      509          104             637             525
                                                  --------------- ------------  -------------- ---------------
       TOTAL NON-INTEREST INCOME                           1,779        1,065           4,603           3,190

NON-INTEREST EXPENSE:
   Salaries and employee benefits                          2,477        2,290           7,349           6,728
   Occupancy and equipment expenses                          887          863           2,580           2,398
   Goodwill amortization                                      94           94             282             282
   Other expenses                                          1,053        1,169           3,459           3,448
                                                  --------------- ------------  -------------- ---------------
       TOTAL NON-INTEREST EXPENSE                          4,511        4,416          13,670          12,856

INCOME BEFORE FEDERAL INCOME TAXES                         2,339        1,563           5,956           4,602
Federal income tax expense                                   839          518           2,155           1,568
                                                  --------------- ------------  -------------- ---------------
NET INCOME                                             $   1,500     $  1,045       $   3,801       $   3,034
                                                  =============== ============  ============== ===============

BASIC EARNINGS PER SHARE                               $    0.37     $   0.25       $    0.93       $    0.73
                                                  =============== ============  ============== ===============

DILUTED EARNINGS PER SHARE                             $    0.37     $   0.24       $    0.92       $    0.71
                                                  =============== ============  ============== ===============


                See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                            Accumulated
                                               Common Stock                                    Other
                                        ----------------------------                       Comprehensive
                                        Number of          Paid-in-  Retained  Treasury  Income(loss), net
                                         Shares     Par    Capital   Earnings    Stock         of tax        Total
                                        --------- -------- --------- --------- --------- ----------------- ---------
BALANCE AT JANUARY 1, 1999                 4,197    $   5  $ 28,629  $ 28,683  $ (8,506)  $      3,395      $52,206
Net income                                    --       --        --     2,738        --             --        2,738
Unrealized loss on securities AFS,
     net of tax and reclassification
     adjustment                               --       --        --        --        --         (5,146)      (5,146)
                                                                                                           ---------
Total comprehensive loss                                                                                     (2,408)
                                                                                                           ---------
Reduction of deferred tax valuation
     allowance                                --       --     2,227        --        --             --        2,227
Exercise of Common Stock options               9       --        53        --        --             --           53
Treasury stock purchased                     (94)      --        --        --    (1,445)            --       (1,445)
                                        --------- -------- --------- --------- --------- ----------------- ---------
BALANCE AT DECEMBER 31, 1999               4,112        5    30,909    31,421    (9,951)        (1,751)      50,633
Net income                                    --       --        --     3,801        --             --        3,801
Unrealized gain on securities AFS,
     net of tax and reclassification
     adjustment                               --       --        --        --        --          1,004        1,004
                                                                                                           ---------
Total comprehensive income                                                                                    4,805
                                                                                                           ---------
Reduction of deferred tax valuation
     allowance                                --       --     1,845        --        --             --        1,845
Exercise of Common Stock options              82       --       512        --        --             --          512
Treasury stock purchased                    (221)      --        --        --    (3,059)            --       (3,059)
                                        --------- -------- --------- --------- --------- ----------------- ---------
BALANCE AT SEPTEMBER 30, 2000              3,973    $   5  $ 33,266  $ 35,222  $(13,010)  $       (747)     $54,736
                                        ========= ======== ========= ========= ========= ================= ========


Disclosure of reclassification amount:

2000
Unrealized gain on securities arising during period                                                         $   625
Reclassification adjustment for gains included in income, net of tax of  $195                                   379
                                                                                                           ---------
Net unrealized gain on securities, net of tax                                                               $ 1,004
                                                                                                           =========

1999
Unrealized loss on securities arising during period                                                         $(4,063)
Reclassification adjustment for losses included in income, net of tax benefit of
($558)                                                                                                       (1,083)
                                                                                                           ---------
Net unrealized loss on securities, net of tax                                                               $(5,146)
                                                                                                           =========


                See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                            --------------------------------
                                                                                 2000             1999
                                                                            ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $    3,801       $    3,034
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                                   1,753            1,666
     Tax benefit realized from utilization of deferred tax assets                    1,845            1,451
     Provision for possible loan losses                                                481              460
     Net realized gain on securities available for sale                               (574)             (43)
     Write-down of other real estate owned                                               -               52
     Gain on sale of other real estate owned and other assets                          (11)             (14)
     (Increase) decrease in accrued interest receivable and other assets               107             (392)
     Increase in accrued interest payable and other liabilities                        769              593
                                                                            ---------------  ---------------
         Net cash provided by operating activities                                   8,171            6,807
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease in federal funds sold                                 (10,464)           8,721
     Net (increase) decrease in interest-bearing accounts                           (1,216)             113
     Net (increase) decrease in loans                                               (5,772)         (40,999)
     Purchases of securities available for sale                                    (70,356)         (38,543)
     Proceeds from sales of securities available for sale                           43,879           11,031
     Proceeds from maturities of securities available for sale                       3,697           17,729
     Purchases of securities held to maturity                                       (1,973)               -
     Proceeds from maturities of securities held to maturity                             -            4,234
     Capital expenditures                                                           (1,254)          (3,024)
     Proceeds from sale of other real estate owned                                     713              191
                                                                            ---------------  ---------------
         Net cash used in investing activities                                     (42,746)         (40,547)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in demand deposits, NOW accounts,
         savings and money-market accounts                                          21,647           30,553
     Net increase in certificates of deposit and time deposits                       7,432            9,110
     Proceeds from advances on other borrowings and long term debt                   2,468            2,413
     Principal payments on other borrowings and long term debt                      (5,115)          (3,424)
     Purchase of treasury stock                                                     (3,059)            (915)
     Proceeds from exercise of common stock options                                    512                6
                                                                            ---------------  ---------------
         Net cash provided by financing activities                                  23,885           37,743

Net (decrease) increase in cash and due from banks                                 (10,690)           4,003
Cash and due from banks at beginning of year                                        30,394           16,473
                                                                            ---------------  ---------------
Cash and due from banks at end of year                                          $   19,704       $   20,476
                                                                            ===============  ===============
SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                              $   13,712       $   11,557
     Federal income taxes paid                                                          80              182
Non-cash items:
     Loans originated to facilitate the sale of foreclosed assets                        -               90
     Loan foreclosures                                                                   -                -


       See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Bancshares Corporation of Texas and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the parent company and all subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain items in prior period's financial statements have been reclassified in conformity with the current year's presentation. The consolidated financial statements are unaudited, but include all adjustments (consisting primarily of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results of the periods presented. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be reported for the entire period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.


NOTE 2 - SUBSIDIARIES

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NBT Securities Holdings, Inc. and NBT of Delaware, Inc. It also includes the accounts of NBT Securities Holdings, Inc.'s wholly-owned subsidiary, NBC Financial, Inc. and the accounts of NBT of Delaware, Inc.'s wholly-owned subsidiaries (i) NBC Bank, N.A. (Eagle Pass, Texas); (ii) NBC Bank - Laredo, N.A. (Laredo, Texas); (iii) NBC Bank (Rockdale, Texas); (iv) NBC Bank - Central, N.A. (Luling, Texas); and (v) NBC Holdings - Texas, Inc. (San Antonio, Texas). As of October 1, 2000, NBC Bank - Central, N.A. was merged into NBC Bank, N.A.


NOTE 3 - INVESTMENT SECURITIES

The following tables present the amortized cost and approximate fair value of the investment securities portfolio as of September 30, 2000 and December 31, 1999 (Dollars in thousands):


                                                                         SEPTEMBER 30, 2000
                                                          --------------------------------------------------
                                                                        GROSS       GROSS
                                                          AMORTIZED  UNREALIZED  UNREALIZED   APPROXIMATE
                                                             COST       GAINS      LOSSES      FAIR VALUE
                                                          --------------------------------------------------
SECURITIES AVAILABLE FOR SALE:
    U.S. Treasury securities                               $125,227     $   633   $   (202)      $  125,658
    U.S. Government agency and mortgage-backed securities   118,169         423     (1,065)         117,527
    Other securities including Federal Reserve Bank stock     3,721           -       (920)           2,801
                                                          ---------- ----------- ----------- --------------
       Total                                               $247,117     $ 1,056   $ (2,187)      $  245,986
                                                          ========== =========== =========== ===============

SECURITIES HELD TO MATURITY:
    U.S. Government agency and mortgage-backed securities  $  1,975     $    54   $       -      $    2,029
    Foreign debt securities                                      67           1           -              68
                                                          ---------- ----------- ----------- --------------
       Total                                               $  2,042     $    55   $       -      $    2,097
                                                          ========== =========== =========== ===============

                                                                            DECEMBER 31, 1999
                                                            ---------------------------------------------------
                                                                            GROSS       GROSS
                                                             AMORTIZED   UNREALIZED  UNREALIZED  APPROXIMATE
                                                                COST       GAINS       LOSSES     FAIR VALUE
                                                            ---------------------------------------------------
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury securities                                     $163,546     $  214   $   (523)      $  163,237
  U.S. Government agency and mortgage-backed securities          54,665          7     (1,257)          53,415
  Other securities including Federal Reserve Bank stock           5,710          -     (1,094)           4,616
                                                             ---------- ----------- ----------- --------------
   Total                                                       $223,921     $  221   $ (2,874)      $  221,268
                                                            ============ ========== =========== ===============

SECURITIES HELD TO MATURITY:
  Foreign debt securities                                            66          -         (5)              61
                                                             ---------- ----------- ----------- --------------
   Total                                                       $     66     $    -   $     (5)      $       61
                                                            ============ ========== =========== ===============

Unrealized gains and losses on investment securities held at September 30, 2000 and December 31, 1999 have been determined to be temporary market fluctuations.

The following table shows the maturity schedule of the Company's investment portfolio as of September 30, 2000 (Dollars in thousands):

                                                                     SEPTEMBER 30, 2000
                                                -------------------------------------------------------------
                                                     AVAILABLE FOR SALE               HELD TO MATURITY
                                                -----------------------------   -----------------------------
                                                 AMORTIZED     APPROXIMATE       AMORTIZED     APPROXIMATE
                                                   COST        FAIR VALUE          COST        FAIR VALUE
                                                ------------ ----------------   ------------ ----------------
Due in one year or less                           $   1,504      $    1,499        $     -        $       -
Due in one year to five years                       158,031          158,054          1,057            1,078
Due from five to ten years                           73,493           73,332              -                -
Due after ten years                                   1,365            1,359              -                -
                                                ------------ ----------------   ------------ ----------------
    Total                                         $ 234,393      $   234,244       $  1,057       $    1,078
Equity Securities                                     3,351            2,431              -                -
Mortgage backed securities                            9,003            8,941            985            1,019
Federal Reserve Bank Stock                              370              370              -                -
                                                ------------ ----------------   ------------ ----------------
    Total                                         $ 247,117      $   245,986       $  2,042       $    2,097
                                                ============ ================   ============ ================

The carrying value of investment securities pledged to secure public funds amounted to approximately $89,194,000 at September 30, 2000 and $92,225,000 at December 31, 1999.


NOTE 4 - LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

An analysis of the allowance for possible loan losses for the nine months ended September 30, 2000 and 1999 is presented below:

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                              -------------------------------
                                                                                  2000             1999
                                                                              --------------  ---------------
                                                                                  (Dollars in Thousands)
Balance at beginning of year                                                      $   2,841        $   2,670
    Provisions for possible loan losses                                                 481              460
    Losses charged to the allowance                                                    (208)            (138)
    Recoveries credited to the allowance                                                156               80
                                                                              --------------  ---------------
       Net charge-offs                                                                  (52)             (58)
                                                                              --------------  ---------------
Balance at end of period                                                          $   3,270        $   3,072
                                                                              ==============  ===============

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. At September 30, 2000 and 1999, the Banks had impaired loans of $1,638,000 and $2,404,000, respectively. The allowance for loan losses related to those loans was $271,000 and $488,000, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 2000 and 1999, was $1,831,000 and $1,500,000, respectively. Interest income of approximately $71,000 and $47,000 on impaired loans was recognized for cash payments received during the nine months ended September 30, 2000 and 1999, respectively.


NOTE 5 - OTHER BORROWINGS AND NOTES PAYABLE

On September 30, 2000, NBT of Delaware, Inc. maintained a margin account which is secured by investment securities. The interest rate is variable (7.75% at September 30, 2000). The balance at September 30, 2000 was $749,000.

On October 2, 1999, the Company executed a $3,237,000 note with The Independent BankersBank in Dallas. The note bears a variable interest rate at prime rate as published by the Wall Street Journal (9.50% at September 30, 2000). Principal payments of $161,825 plus interest are due quarterly beginning January 2, 2000 with unpaid principal plus accrued interest due at maturity. The note matures on October 2, 2002. The note is collateralized by the common stock of NBT of Delaware, Inc. and the stock of the subsidiary banks. The balance at September 30, 2000 was $1,354,000. The Company also executed a one year $4 million revolving line of credit dated October 29, 1999 with The Independent BankersBank. The line bears interest at Wall Street Journal prime (9.50% at September 30, 2000) with any outstanding interest to be paid quarterly. The outstanding balance at September 30, 2000 was $446,000. The Company has met or obtained waivers for all debt covenants at September 30, 2000.

In July 1995, September 1998, December 1998 and January 1999, a subsidiary Bank borrowed $175,000, $100,000, $1,250,000 and $1,000,000, respectively, from the
Federal Home Loan Bank of Dallas. The notes bear interest rates of 6.393%, 5.15%, 5.126%, and 5.216%, respectively. The maturity dates of the notes are August 2015, October 2018, January 2004, and February 2004, respectively. Principal and interest payments are due monthly in the approximate amount of $45,000 per month in the aggregate with the remaining balances due at maturity. The aggregate balance outstanding at September 30, 2000 was $1,823,000.


NOTE 6 - INCOME TAX EXPENSE

The provision for Federal income tax expense is less than that computed by applying the federal statutory rate of 34% as indicated in the following analysis:

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                               ------------------------------
                                                                                   2000             1999
                                                                               --------------   -------------
Tax Based on Statutory Rate                                                        $   2,025       $   1,565
Effect of Tax-exempt Income                                                              (10)            (12)
Interest and other Nondeductible Expenses                                                  7               6
Alternative Minimum Tax                                                                  105              92
Goodwill                                                                                  21              21
Other, net                                                                                 7            (104)
                                                                               --------------   -------------
                                                                                   $   2,155       $   1,568
                                                                               ==============   =============

For Federal income tax purposes, the Company has approximately $84 million in net operating loss carryforwards as of September 30, 2000 which will be available to reduce income tax liabilities in future years. The preconfirmation net operating loss carryforwards arose from the Company's emergence from a reorganization under Chapter 11 of the United States Bankruptcy Code in May 1992. If unused, approximately $80 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

Pursuant to SFAS No. 109, the Company has available certain deductible temporary differences and net operating loss carryforwards for use in future tax reporting periods, which created deferred tax assets. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the nine months ended September 30, 2000 and 1999, the deferred tax asset valuation allowance was reduced by $1,845,000 and $1,451,000, respectively, to adjust the recorded net deferred tax asset to an amount considered more likely than not to be realized. The deferred tax asset net of the valuation allowance and recorded on the books of the Company was $3,668,000 at September 30, 2000. Realization of this asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Realization could also be affected by a significant ownership change of the Company over a period of three years as set forth in the Internal Revenue Code. Although realization of the net deferred tax asset is not assured because of these uncertainties, management believes it is more likely than not that the recorded deferred tax asset will be realized.

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


NOTE 8 - STOCK REPURCHASE PLAN

The Company has a stock repurchase plan authorizing management to purchase up to 900,000 shares of the Company's common stock through the open market based on market conditions. In the first nine months of 2000 and 1999, 220,833 shares and 57,825 shares were purchased by the Company through the open market at an average cost of $13.85 and $15.85 per share, respectively.


NOTE 9 - RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" ("Statement 137") was issued in June 1999. Statement 137 defers the effective date of FASB Statement 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133") for one year. Statement 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Statement 133 generally requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge acquisition criteria are met. Upon implementation of Statement 133, hedging relationships may be redesignated and securities held-to-maturity may be transferred to available-for-sale or trading. In June 2000, FASB Statement 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("Statement 138") was issued. Statement 138 adds to the guidance related to accounting for derivative instruments and trading activities. Statement 133, as amended by Statement 138 is intended to be comprehensive guidance on accounting for derivatives and hedging activities. The Company is continuing to evaluate the impact that Statement 133, as amended, will have on its future consolidated financial statements.

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

RESULTS OF OPERATIONS

   Net income for the three months ended September 30, 2000 was $1,500,000 or $0.37 per diluted share compared with $1,045,000 or $0.24 per diluted share for the three months ended September 30, 1999. Net interest income for the three months ended September 30, 2000 increased $125,000 over the same period of 1999 which is due primarily to 8.6% growth in the loan portfolio. Non-interest expenses were up $95,000, or 2.2%, for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. This was due in part to salaries and benefits associated with the opening of the broker-dealer, NBC Financial, Inc., which began operations in September 1999 in addition to occupancy and salary expenses of a third branch opened in Laredo, Texas in April 2000. Non-interest income increased $714,000 for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The non-interest income increase included non-recurring items of $283,000 of miscellaneous income associated with the resolution of certain contested matters, $50,000 of other miscellaneous income and realized gains on the sale of securities of $48,000 for the three months ended September 30, 2000. The third quarter of 1999 included $15,000 for the gains on the sales of securities and other real estate. Excluding the non-recurring items, non-interest income increased $348,000 or 33% due primarily to the increase in service charges and fee income from $946,000 for the period ended September 1999 to $1,222,000 for the period ended September 2000. Non-interest income also improved $83,000 from income generated from the broker-dealer. Excluding the non-recurring items, net income for the three months ended September 30, 2000 and September 30, 1999 was $1,248,000, net of tax, or $0.31 per diluted share and $1,035,000, net of tax, or $0.24 per diluted share, respectively. The return on average assets for the three months ended September 20, 2000 was 1.03% compared to .77% for the three months ended September 30, 1999.

   Net income for the nine months ended September 30, 2000 was $3,801,000 or $0.92 per diluted share compared to $3,034,000 or $0.71 per diluted share for the nine months ended September 30, 1999. Excluding non-recurring items of $606,000, net of tax, and $122,000, net of tax, as of September 30, 2000 and 1999, respectively, net income for the nine months ended September 30, 2000 and 1999 was $3,195,000 or $0.77 per diluted share compared to $2,912,000 or $0.68 per diluted share, respectively.

   Average assets have increased $41 million or 7.8% to $568 million for the nine months ended September 30, 2000 from an average of $527 million for the nine months ended September 30, 1999. Average earning assets increased 9% for the nine months ended September 30, 2000 compared to September 30, 1999.

NET INTEREST INCOME

   Net interest income constitutes the principal source of income for the Banks and represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The increase of $776,000 or 5.3% in net interest income for the nine months ended September 30, 2000 compared to the same period in 1999 was due primarily to internal loan growth. For the nine months ended September 30, 2000 average loans increased $32 million or 15% over the same period in 1999. Interest income increased $3,228,000 or 12.3% over the same period in 1999 due primarily to internal loan growth. Interest expense increased $2,456,000 or 21.4% over the same period in 1999 due primarily to an increase in the rates being paid on deposits. The net interest margin for the nine months ended September 30, 2000 decreased 16 basis points to 4.07% when compared to September 30, 1999. The net interest margin is the net return on earning assets which is computed by dividing taxable equivalent net interest income by average total earning assets.

   The net interest spread decreased 27 basis points to 3.43% for the nine months ended September 30, 2000 from 3.70% at September 30, 1999. The decrease in the net interest spread is primarily due to the increase in rates being paid on deposits.

                INTEREST EARNED/INCURRED AND RATES
                      (Dollars in thousands)

                                                FOR THREE MONTHS ENDED            FOR THREE MONTHS ENDED
                                                  SEPTEMBER 30, 2000                SEPTEMBER 30, 1999
                                           ---------------------------------  -------------------------------
                                                      INTEREST                         INTEREST
                                            AVERAGE   INCOME/     AVERAGE     AVERAGE   INCOME/    AVERAGE
                                            BALANCE   EXPENSE   YIELD/RATE    BALANCE   EXPENSE  YIELD/RATE
------------------------------------------ ---------------------------------  -------------------------------
INTEREST-EARNING ASSETS:
  Interest-bearing accounts                $   3,794    $    55       5.75%   $  2,193   $    28       5.07%
  Federal funds sold                          35,746        590       6.55%     24,676       316       5.08%
  Investment securities (F):
    US Treasuries                            150,636      2,321       6.11%    188,736     2,960       6.22%
    US Government agencies                    83,385      1,379       6.56%     35,046       516       5.84%
    Other                                        745         19      10.12%      1,737        71      16.22%
                                           ---------------------------------  -------------------------------
        Total investment securities          234,766      3,719       6.28%    225,519     3,547       6.24%
  Loans, net of discounts (A)                246,004      5,851       9.44%    226,388     5,165       9.05%
                                           ---------------------------------  -------------------------------
        Total interest-earning assets        520,310     10,215       7.79%    478,776     9,056       7.50%

NON-INTEREST BEARING ASSETS:
  Cash and due from banks                     18,987                            20,440
  Allowance for possible loan losses          (3,219)                           (2,956)
  Other assets                                40,484                            45,408
                                           ----------                         ---------
        Total assets                       $ 576,562                          $541,668
                                           ==========                         =========

INTEREST-BEARING LIABILITIES:
  Interest bearing transaction accounts       81,088        634       3.10%     69,474       431       2.46%
  Savings, money market and certificates
  of deposit                                 352,324      4,252       4.79%    332,918     3,348       3.99%
  Other debt                                   5,010         98       7.76%     10,277       173       6.68%
                                           ---------------------------------  -------------------------------
        Total interest-bearing liabilities   438,422      4,984       4.51%    412,669     3,952       3.80%
NON-INTEREST BEARING LIABILITIES:
  Demand deposits                             79,870                            73,613
  Other liabilities                            3,901                             3,250
                                           ----------                         ---------
      Total liabilities                      522,193                           489,532
STOCKHOLDERS' EQUITY (F)                      54,369                            52,136
                                           ----------                         ---------
      Total liabilities and stockholders'
        equity                             $ 576,562                          $541,668
                                           ==========                         =========

Taxable equivalent net interest income                    5,231                            5,104
Less:  taxable equivalent adjustment                          7                                5
                                                     -----------                       ----------
Net interest income                                     $ 5,224                          $ 5,099
                                                     ===========                       ==========
Net interest spread (B)                                               3.28%                            3.70%
                                                                ============                     ============
Net interest margin (C)                                               3.99%                            4.23%
                                                                ============                     ============
SELECTED OPERATING RATIOS:
  Return on assets (D)                                                1.03%                            0.77%
                                                                ============                     ============
  Return on equity (E)                                               11.04%                            8.02%
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

                                            INTEREST EARNED/INCURRED AND RATES
                                                  (Dollars in thousands)

                                                FOR NINE MONTHS ENDED             FOR NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2000                SEPTEMBER 30, 1999
                                           ---------------------------------  -------------------------------
                                                      INTEREST                         INTEREST
                                            AVERAGE   INCOME/     AVERAGE     AVERAGE   INCOME/    AVERAGE
                                            BALANCE   EXPENSE   YIELD/RATE    BALANCE   EXPENSE  YIELD/RATE
------------------------------------------ ---------------------------------  -------------------------------
INTEREST-EARNING ASSETS:
  Interest-bearing accounts                $   3,146   $    138       5.84%   $  2,265   $    87       5.14%
  Federal funds sold                          33,984      1,594       6.25%     23,431       898       5.12%
  Investment securities (F):
    US Treasuries                            155,739      7,211       6.17%    201,051     9,421       6.26%
    US Government agencies                    69,143      3,320       6.40%     24,304     1,050       5.78%
    Other                                        722         49       9.04%      1,675       212      16.92%
                                           ---------------------------------  -------------------------------
        Total investment securities          225,604     10,580       6.25%    227,030    10,683       6.29%
  Loans, net of discounts (A)                245,627     17,142       9.30%    213,543    14,558       9.11%
                                           ---------------------------------  -------------------------------
        Total interest-earning assets        508,361     29,454       7.72%    466,269    26,226       7.52%

NON-INTEREST BEARING ASSETS:
  Cash and due from banks                     20,750                            18,946
  Allowance for possible loan losses          (3,072)                           (2,829)
  Other assets                                42,364                            45,076
                                           ----------                         ---------
        Total assets                       $ 568,403                          $527,462
                                           ==========                         =========

INTEREST-BEARING LIABILITIES:
  Interest bearing transaction accounts       79,831      1,780       2.97%     66,766     1,210       2.42%
  Savings, money market and certificates
   of deposit                                346,790     11,803       4.53%    323,838     9,714       4.01%
  Other debt                                   6,326        356       7.50%     11,162       559       6.70%
                                           ---------------------------------  -------------------------------
        Total interest-bearing liabilities   432,947     13,939       4.29%    401,766    11,483       3.82%
NON-INTEREST BEARING LIABILITIES:
  Demand deposits                             77,841                            71,963
  Other liabilities                            3,787                             3,091
                                           ----------                         ---------
      Total liabilities                      514,575                           476,820
STOCKHOLDERS' EQUITY (F)                      53,828                            50,642
                                           ----------                         ---------
      Total liabilities and stockholders'
        equity                             $ 568,403                          $527,462
                                           ==========                         =========

Taxable equivalent net interest income                   15,515                           14,743
Less:  taxable equivalent adjustment                         11                               15
                                                     -----------                       ----------
Net interest income                                    $ 15,504                          $14,728
                                                     ===========                       ==========
Net interest spread (B)                                               3.43%                            3.70%
                                                                ============                     ============
Net interest margin (C)                                               4.07%                            4.23%
                                                                ============                     ============
SELECTED OPERATING RATIOS:
  Return on assets (D)                                                0.89%                            0.77%
                                                                ============                     ============
  Return on equity (E)                                                9.41%                            8.01%
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

The following table analyzes the increase in taxable-equivalent net interest income stemming from changes in interest rates and from asset and liability volume, including mix, for the three and nine months ended September 30, 2000 and 1999. Non-accruing loans have been included in assets for calculating this table, thereby reducing the yield on loans. The changes in interest due to both rate and volume in the table below have been allocated to volume or rate change on a pro-rata basis.

          ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME

                                            THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                    VS. SEPTEMBER 30, 1999
                                          -----------------------------------------
                                           INCREASE           DUE TO CHANGE IN
                                                        ---------------------------
                                           (DECREASE)       RATE           VOLUME
                                          ----------------------------  -----------
Taxable-equivalent interest income:
    Interest-bearing accounts .....        $    27         $     4         $    23
    Federal funds sold ............            274             107             167
    Investment securities .........            172              26             146
    Loans, net of unearned discount            686             226             460
                                           -------         -------         -------
       Total taxable-equivalent
          interest income .........          1,159             363             796
                                           -------         -------         -------
Interest expense:
    Interest-bearing accounts .....          1,107             823             284
    Other debt ....................            (75)            151            (226)
                                           -------         -------         -------
       Total interest expense .....          1,032             974              58
                                           -------         -------         -------
Taxable-equivalent
    net interest income ...........        $   127         $  (611)        $   738
                                           =======         =======         =======


                                              NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                     VS. SEPTEMBER 30, 1999
                                           ------------------------------------------
                                            INCREASE           DUE TO CHANGE IN
                                                         ----------------------------
                                            (DECREASE)       RATE           VOLUME
                                           ----------------------------  ------------

Taxable-equivalent interest income:
    Interest-bearing accounts .....        $    51         $    13         $    38
    Federal funds sold ............            696             228             468
    Investment securities .........           (103)            (54)            (49)
    Loans, net of unearned discount          2,584             303           2,281
                                           -------         -------         -------
       Total taxable-equivalent
          interest income .........          3,228             490           2,738
                                           -------         -------         -------
Interest expense:
    Interest-bearing accounts .....          2,659           1,711             948
    Other debt ....................           (203)             96            (299)
                                           -------         -------         -------
       Total interest expense .....          2,456           1,807             649
                                           -------         -------         -------
Taxable-equivalent
    net interest income ...........        $   772         $(1,317)        $ 2,089
                                           =======         =======         =======

    Taxable-equivalent net interest income for the nine months ended September 30, 2000 increased $772,000 or 5.2% over the same period in 1999. The increase is reflected in the increase in the volume of earning assets offset by the increase in the volume and rate of interest bearing liabilities.

INTEREST RATE SENSITIVITY

    Management seeks to maintain consistent growth of net interest income through periods of changing interest rates by avoiding fluctuating net interest margins. Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to repricing characteristics of interest earning assets and liabilities.

    The following table indicates the Company's interest rate sensitivity position at September 30, 2000:

                             INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES
                                       (Dollars in thousands)

                                                                                     NON-RATE
                                                 RATE SENSITIVE                     SENSITIVE
                                --------------------------------------------------  -----------
                                IMMEDIATELY    WITHIN       WITHIN                     OVER
                                 0-30 DAYS     90 DAYS     ONE YEAR      TOTAL       ONE YEAR      TOTAL
                                ------------ ------------ ----------- ------------  ----------- -------------
Earning assets:
    Loans, net of discounts       $  69,636    $   9,702   $  23,405   $  102,743    $ 150,383     $ 253,126
    Investment securities             2,118          107       1,499        3,724      244,304       248,028
    Federal funds sold               22,413           --          --       22,413           --        22,413
    Interest-bearing accounts           414        1,287       1,526        3,227          288         3,515
                                ------------ ------------ ----------- ------------  ----------- -------------

          Total earning assets    $  94,581    $  11,096   $  26,430   $  132,107    $ 394,975     $ 527,082
                                ============ ============ =========== ============  =========== =============

Interest-bearing liabilities:
    Interest-bearing
     transaction,
      savings and money market      200,953           --          --      200,953          --        200,953
    Certificates and time            41,132       55,164     127,312      223,608        9,785       233,393
      deposits Debt                   2,585           73         338        2,996        1,375         4,371
                                ------------ ------------ ----------- ------------  ----------- -------------

          Total
interest-bearing Liabilities      $ 244,670    $  55,237   $ 127,650   $  427,557    $  11,160     $ 438,717
                                ============ ============ =========== ============  =========== =============

Interest sensitivity gap          $(150,089)   $ (44,141)  $(101,220)  $ (295,450)

                                ============ ============ =========== ============

Cumulative gap                  $ (150,089)  $ (194,230)  $ (295,450)  $ (295,450)
                                ============ ============ =========== ============

Ratio of earning assets to
  interest-bearing
     liabilities                      38.7%        20.1%       20.7%        30.9%


    The interest rate sensitivity table reflects a cumulative liability sensitive position during the one-year period shown. Generally, this indicates that the liabilities reprice more quickly than the assets in a given period, and that a decline in market rates will benefit net interest income. An increase in market rates would have the opposite effect.

NON-INTEREST INCOME

    The major components of non-interest income are service charges and fees earned on deposit accounts. The following table summarizes changes in non-interest income for the nine months ended September 30, 2000 and 1999:

                                             NON-INTEREST INCOME
                                            (Dollars in thousands)

                                                            NINE MONTHS ENDED               2000/1999
                                                        ---------------------------  -------------------------
                                                         SEPTEMBER     SEPTEMBER
                                                          30, 2000      30, 1999     $ CHANGE      % CHANGE
                                                        ------------- -------------  ----------  -------------
Service charges and fees                                   $   3,381     $   2,608    $    773          29.6%
Net realized gains on sales of securities                        574            43         531         12.35%
Net gains on sales of other real estate owned and                 11            14         (3)         -21.4%
assets Miscellaneous income                                      637           525         112          21.3%
                                                        ============= =============  ==========  =============
   Total non-interest income                               $   4,603     $   3,190    $  1,413          44.3%
                                                        ============= =============  ==========  =============

    The $1,413,000 or 44.3% increase in non-interest income for the nine months ended September 30, 2000 over the nine months ended September 30, 1999 is due to a $773,000 increase in service charges and fees. In addition, there was a $531,000 increase in non-recurring gains on the sales of securities and other real estate. The nine months ended September 30, 2000 and 1999 included miscellaneous income of $283,000 and $185,000, respectively, which were also non-recurring items. Excluding the non-recurring items, non-interest income increased $787,000 or 26.7% over the nine months ended September 30, 1999.

NON-INTEREST EXPENSE

    Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense. The following table summarizes the changes in non-interest expense for the nine months ended September 30, 2000 and 1999:

                                      NON-INTEREST EXPENSE
                                     (Dollars in thousands)

                                                        NINE MONTHS ENDED                  2000/1999
                                                  -------------------------------  --------------------------
                                                   SEPTEMBER 30,     SEPTEMBER
                                                       2000          30, 1999       $ CHANGE      % CHANGE
                                                  ---------------- --------------  ------------ -------------
Salaries and employee benefits                         $    7,349      $   6,728       $   621          9.2%
Occupancy and equipment expenses                            2,580          2,398           182          7.6%
Data processing fees                                          293            244            49         20.1%
FDIC insurance                                                 76             38            38        100.0%
Insurance                                                     103            101             2          2.0%
Office supplies                                               433            523          (90)        -17.2%
Postage and courier                                           408            390            18          4.6%
Professional fees                                             633            570            63         11.1%
Advertising/Marketing                                         224            265          (41)        -15.5%
Goodwill amortization                                         282            282             0          0.0%
Miscellaneous other expenses                                1,289          1,317          (28)         -2.1%
                                                  ---------------- --------------  ------------ -------------
    Total non-interest expense                         $   13,670      $  12,856        $  814          6.3%
                                                  ================ ==============  ============ =============

    Total non-interest expense for the nine months ended September 30, 2000 increased $814,000 or 6.3% over 1999. Salaries and benefits rose $621,000 or 9.2% in 2000. Salaries and benefits increased due to the hiring of personnel for NBC Financial, Inc., the broker-dealer that began operations in September 1999, in addition to the hiring of additional personnel for a new branch opened in Laredo, Texas in April 2000. The $182,000 or 7.6% increase in occupancy and equipment expenses is due to increased equipment costs and rent for the

Company's data center and the expenses associated with the new equipment and building at the new branch opened in Laredo, Texas in April 2000.

INCOME TAXES

    The Company recognized income tax expense of $2,155,000 for the nine months ended September 30, 2000 compared to $1,568,000 for the nine months ended September 30, 1999. At September 30, 2000, the Company had approximately $84 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years. If unused, approximately $80 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

LOANS

    The following table presents the composition of the Company's loan portfolio by type of loan:

                                        LOAN PORTFOLIO
                                    (Dollars in thousands)

                                SEPTEMBER 30,   % OF     DECEMBER 31,   % OF     SEPTEMBER 30,
                                    2000        TOTAL       1999        TOTAL        1999
                                -------------- -------- -------------- -------- ----------------
Commercial                         $   42,866    16.9%     $   46,203    18.7%       $   40,008
Real estate construction               22,751     9.0%         21,959     8.9%           19,731
Real estate mortgage                  159,902    63.2%        152,292    61.6%          146,958
Consumer installment,
   net of unearned discount            27,607    10.9%         26,952    10.9%           26,464
                                -------------- -------- -------------- -------- ----------------
   Total loans                    $   253,126   100.0%    $   247,406   100.0%      $   233,161
                                ============== ======== ============== ======== ================

    Total loans have increased 2.3% since December 31, 1999 and 8.6% since September 30, 1999, respectively. Real estate mortgage loans have shown a 4.9% and 8.8% increase since December 31, 1999 and September 30, 1999, respectively.

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

    The Company recorded net charge-offs of $52,000 for the nine months ended September 30, 2000 compared to net charge-offs of $58,000 for the nine months ended September 30, 1999.

    The following table summarizes, for the periods presented, the activity in the allowance for loan losses arising from provisions credited to operations, loans charged off and recoveries of loans previously charged off.

               ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                      (Dollars in thousands)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                          2000              1999
                                                                     ------------       ------------
Average loans outstanding                                            $    245,627       $    213,543

Balance of allowance for loan losses at beginning of year            $      2,841       $      2,670
Provision for loan losses                                                     481                460
Charge-Offs:
    Commercial                                                                 72                 49
    Real estate construction                                                    -                  -
    Real estate mortgage                                                        -                  -
    Consumer installment                                                      136                 89
                                                                     ------------       ------------
         Total charge-offs                                                    208                138
                                                                     ------------       ------------
Recoveries:
    Commercial                                                                 96                 15
    Real estate construction                                                    -                  -
    Real estate mortgage                                                       16                 20
    Consumer installment                                                       44                 45
                                                                     ------------       ------------
         Total recoveries                                                     156                 80
                                                                     ------------       ------------

         Net charge-offs (recoveries)                                          52                 58
                                                                     ------------       ------------

Balance of allowance for loan losses at end of period                $      3,270       $      3,072
                                                                     ============       ============

Net charge-offs (recoveries) as a percentage
    of average loans outstanding                                             0.02%              0.03%
                                                                     ============       ============

Allowance for loan losses as a percentage of:
    Total loans, net of unearned discount                                    1.29%              1.32%
                                                                     ============       ============

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

    The following table discloses non-performing assets and loans 90 days past due and still accruing interest as of September 30, 2000 and December 31, 1999:
(Dollars in thousands)

                           NON-PERFORMING ASSETS
                          (Dollars in Thousands)

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        2000            1999
                                                                    -------------   ------------
Non-accrual loans                                                   $      1,638    $      2,095
Foreclosed real estate                                                       204             906
                                                                    ------------    ------------
     Total non-performing assets                                    $      1,842    $      3,001
                                                                    ============    ============

Non-performing assets as a percentage of:
     Total assets                                                           0.32%           0.55%
     Total loans plus foreclosed real estate                                0.73%           1.21%

Accruing loans past due 90 days or more                             $        592    $        239

    Independent third party loan reviews of the subsidiary Banks are performed on an annual basis. The loans are also reviewed by banking regulators, typically on a twelve to eighteen-month basis. On a monthly basis, the Board of Directors' Loan Committee of each Bank reviews new loans, renewals and delinquencies. Management of each Bank monitors on a continuing basis those loans which it believes should be followed closely. The Banks are required by regulation to periodically appraise foreclosed real estate.

LIQUIDITY

    Liquidity is the ability to have funds available at all times to meet the commitments of the Company. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and short-term investments in time deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the Company's trade area. The Banks have not and do not solicit brokered deposits as a funding source. The liquidity of the Company is enhanced by the fact that 75% of total deposits at September 30, 2000 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

    At September 30, 2000, the Company's liquid assets totaled $292 million or 50% of total gross assets, compared to 51% at September 30, 1999. Secondary sources of liquidity include the Banks' ability to sell loan participations and purchase federal funds. NBC-Eagle Pass has an approved federal funds line at a correspondent bank. NBC-Laredo has an approved line of credit with the Federal Home Loan Bank.

    The Company's principal source of funds consists of dividends received from the Banks, which derive their funds from deposits, interest and principal payments on loans and investment securities, sales of investment securities and borrowings.

CAPITAL RESOURCES

    Total stockholders' equity increased $2.6 million to $54.7 million at September 30, 2000 from $52.1 million at September 30, 1999. The ratio of total stockholders' equity to total assets was 9.4% at September 30, 2000 compared with 9.5% at September 30, 1999. The Company began a stock repurchase plan in 1997 and has repurchased 778,833 common shares at a cost of $13 million through September 30, 2000 of which $3.6 million has been purchased since September 30, 1999. Total stockholders' equity has been affected by the $427,000 increase in the unrealized loss on available for sale securities portfolio since September 30, 1999.

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

    The table below illustrates the Company and each of its subsidiary Banks' compliance with the risk-based capital guidelines as of September 30, 2000:

                                                            NBC           NBC          NBC         NBC
                                          CONSOLIDATED   EAGLE PASS      LAREDO     ROCKDALE      LULING
                                          ------------   ----------    ---------    ---------    --------
                                                               (DOLLARS IN THOUSANDS)
Total average assets (net of goodwill)    $   568,362     $ 309,583    $ 109,136    $ 109,230    $ 32,181
Risk weighted assets (net of goodwill)    $   280,002     $ 150,707    $  67,523    $  33,818    $ 19,010

Tier 1 capital                            $    46,730     $  20,268    $   8,859    $   7,646    $  4,473
Total capital                             $    50,000     $  21,809    $   9,601    $   8,069    $  4,714

Leverage ratio                                   8.22%         6.55%        8.12%        7.00%      13.90%
Risk based capital ratios:
     Tier 1                                     16.69%        13.45%       13.12%       22.61%      23.53%
     Total capital                              17.86%        14.47%       14.22%       23.86%      24.80%

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



                                       NATIONAL BANCSHARES CORPORATION OF TEXAS



Date: November 10, 2000                By: /s/  ANNE R. RENFROE
                                          --------------------------------------
                                          Anne Renfroe, Chief Accounting Officer
                                          and Principal Financial Officer