Form 10-K
period 2000-12-31
NATIONAL BANCSHARES CORP OF TEXAS
filed 2001-04-02
CIK 69834

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

     Issuer's revenues for its most recent fiscal year: $ 39,951,000 (Total Interest Income).

     State the aggregate market value of voting stock held by non-affiliates based upon the closing AMEX sale price on March 20, 2001: $ 71,639,519

     State the number of shares outstanding of each of the issuer's classes of common equity, as of March 20, 2001 : 3,770,501 shares of Common Stock

================================================================================

                                TABLE OF CONTENTS

                                     PART I

Item   1.  Description of Business...........................................  3
Item   2.  Description of Property...........................................  8
Item   3.  Legal Proceedings.................................................  9
Item   4.  Submission of Matters to a Vote of Security Holders...............  9


                                     PART II

Item   5.  Market for Common Equity and Related Shareholder Matters..........  9
Item   6.  Selected Consolidated Financial Data.............................. 11
Item   7.  Management's Discussion and Analysis.............................. 13
Item  7a.  Quantitative and Qualitative Disclosures About Market Risk........ 24
Item   8.  Financial Statements.............................................. 27
Item   9.  Changes and/or Disagreements with Accountants on Accounting and Financial Disclosure....................................... 50


                                    PART III

Item 10.   Directors & Executive Officers of the Registrant ................. 50
Item 11.   Executive Compensation............................................ 52
Item 12.   Security Ownership of Certain Beneficial Owners and Management.... 59
Item 13.   Certain Relationships and Related Transactions.................... 60


                                     PART IV

Item 14.   Exhibits and Reports on Form 8-K.................................. 60

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

     National Bancshares Corporation of Texas (the "Company") is a bank holding company incorporated in Texas on June 14, 1971, and registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company made the election to become a financial holding company under the Gramm-Leach-Bliley Act and the election was made effective by the Federal Reserve Bank on March 11, 2000. The Company successfully emerged from reorganization (the "Reorganization") under Chapter 11 of the United States Bankruptcy Code in May 1992. As a result of the Reorganization, the Company came under new management and control and its assets and liabilities were substantially restructured. The Company now conducts its banking operations through twelve locations which are owned by three separately chartered banks; NBC Bank-Laredo, N.A., Laredo, Texas, ("NBC-Laredo"), NBC Bank, N.A., Eagle Pass, Texas ("NBC-Eagle Pass"), and NBC Bank, Rockdale, Texas ("NBC-Rockdale"), (collectively, the "Banks"). On October 1, 2000, NBC Bank-Centra, N.A. (Luling) was merged into NBC-Eagle Pass. On March 31, 2001, NBC-Laredo and NBC-Rockdale will be merged into NBC-Eagle Pass. NBC-Laredo, NBC-Eagle Pass, and NBC-Rockdale are wholly-owned subsidiaries of NBT of Delaware, Inc., a Delaware corporation that is a wholly-owned subsidiary of the Company. The Company operates its data and item processing for the Banks through NBC Holdings-Texas, Inc., a wholly-owned subsidiary of NBT of Delaware, Inc. The Company operates a broker-dealer subsidiary, NBC Financial, Inc., a wholly-owned subsidiary of NBT Securities Holdings, Inc. NBT Securities Holdings, Inc. is a Delaware corporation that is a wholly-owned subsidiary of the Company. At December 31, 2000, the Company (on a consolidated basis) had total assets of $591.3 million, total investments securities of $257.1 million, total loans of $256.4 million, total deposits of $524.9 million, total stockholders' equity of $58.6 million and net operating loss carry-forwards for federal income tax purposes of $83 million. For the year ended December 31, 2000, the Company recorded net income of $5.1 million.

     The Company's executive offices are located at 12400 Hwy 281 North, San Antonio, Texas 78216-2811, and its telephone number is (210) 403-4200.

THE BANKS

     Each of the Banks is a separate entity which operates under the day-to-day management of its own board of directors and officers. The Banks grant agribusiness, commercial, residential and installment loans to customers primarily in Central and South Texas. The Banks also offer a range of commercial banking services, including acceptance of deposits. Deposit services include certificates of deposit, individual retirement accounts, checking accounts, interest-bearing checking accounts, savings accounts and money market accounts. In addition, the Banks provide traveler's checks, safe deposit boxes and other customary nondeposit banking services. The Banks provide limited escrow services. Loans consist of real estate loans, residential mortgages, construction loans, commercial loans directed at small to middle market businesses and loans to individuals. In addition, each of the Banks is subject to legal lending limits. Such limits generally restrict loans to any one customer in an amount not to exceed 15% of any one Bank's total capital plus the allowance for possible loan losses. NBC-Eagle Pass operates five branches, located in San Antonio, Marble Falls, Eagle Pass, Luling and San Marcos, Texas. NBC-Eagle Pass also opened a loan production office in Dallas, Texas in January 2001. NBC-Rockdale operates two branches, located in Giddings and Taylor, Texas. NBC-Laredo operates two branches, located in Laredo.

The following table sets forth certain financial information with respect to the Banks as of December 31, 2000 (Dollars in thousands):

                                       ASSETS          LOANS         DEPOSITS
                                     ----------     ----------      ----------
          NBC - Eagle Pass           $  356,876     $  152,536      $  321,054

          NBC - Rockdale             $  117,469     $   34,419      $  103,220

          NBC - Laredo               $  117,434     $   69,527      $  100,962

SERVICES OFFERED BY NBC SUBSIDIARY BANKS

COMMERCIAL BANKING

     The Banks provide the following types of loans for corporations and other business clients:

     REAL ESTATE LOANS. The Banks have historically engaged in real estate lending through construction and term mortgage loans, all of which are secured by deeds of trust on underlying real estate. The majority of the Banks' real estate loans are small to medium sized real estate loans. The banks also offer home equity loans.

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

CONSUMER SERVICES

     The Banks have generated a substantial portion of their deposits from individuals and small businesses in their respective market areas. Other consumer bank services include automated teller machines, installment and real estate loans, home equity loans, drive-in services, safe deposit boxes, Internet banking, image bank statements, credit and debit card services and brokerage services. The Banks offer competitive interest rates on money market accounts, savings accounts and certificates of deposit. NBC-Eagle Pass and NBC-Laredo enjoy long-term deposit relationships with many Mexican Nationals (in United States dollars only).

SERVICES OFFERED BY NBC NON-BANK SUBSIDIARIES

     NBC Financial, Inc., a wholly-owned indirect subsidiary of the Company, is a fully disclosed introducing broker-dealer which began operations in September 1999. All securities transactions for NBC Financial, Inc. are being cleared through Pershing, a division of Credit Suisse First Boston. NBC Financial, Inc. provides general securities services for customers of the Banks and the general public, and operates pursuant to a market-based leasing arrangement in most of the Banks and branches. NBC Financial, Inc. is also in a marketing arrangement with Essex Corporation and American Annuity Agency of Texas, Inc. for the sale of fixed and variable rate annuities.

COMPETITION

     The Banks face substantial competition for deposits and loans throughout their market areas. Competition comes primarily from other commercial banks, savings and loans, credit unions, mutual funds and other financial intermediaries, many of which have financial and marketing resources substantially greater than those of the Company. The Banks face competition for deposits and loans throughout their market areas not only from local institutions but also from out-of-state financial intermediaries which have opened loan production offices which solicit deposits in its market areas. Many of the financial intermediaries operating in the Banks' market areas offer certain services, such as trust and international banking services, which the Company does not offer directly. Additionally, banks with larger capitalization and financial intermediaries, not subject to bank regulatory restrictions, have larger lending limits and are thereby able to serve the needs of larger customers. Management believes, however, that the Banks' long-term presence, local expertise and ongoing commitment to the community, as well as their commitment to quality and personalized banking services, offers certain competitive advantages.

EMPLOYEES

     At December 31, 2000, the Company employed approximately 262 full-time equivalent employees. Management believes that its relations with its employees are satisfactory. Employees of the Company enjoy a variety of employee benefit programs, including a 401(k) plan, paid vacations and comprehensive medical, life and accident insurance plans.

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

     THE BANKS. Banks are extensively regulated under federal and state law. NBC-Laredo and NBC-Eagle Pass, as national banks, are subject to primary supervision, periodic examination and regulation by the Office of the Comptroller of the Currency (the "OCC"). NBC-Rockdale, a Texas state chartered bank, is subject to examination and regulation by the Texas State Banking Department.

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

     FDICIA REGULATION. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires, among other things, the federal banking regulators to take "prompt and corrective action" in respect of depository institutions insured by the FDIC that do not meet minimum capital requirements. FDICIA establishes five capital tiers: `"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 2000, all of the Banks were classified as "well capitalized".

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

     FDICIA also contains a variety of other provisions that may affect the operations of the Company, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give ninety (90) days notice to customers and regulatory authorities before closing any branch. The Federal regulatory agencies have issued standards establishing loan-to-value limitations on real estate lending.

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

     The guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must consist of Tier 1 capital. A banking organization's qualifying total capital consists of two components:
Tier 1 capital (core capital) and Tier 2 capital (supplementary capital). Tier 1 capital consists primarily of common stock, related surplus, retained earnings, and qualifying preferred stock. Intangibles, such as goodwill, as well as the unrealized gain or loss on available for sale securities, are generally deducted from Tier 1 capital. At least 50% of the banking organization's total regulatory capital must consist of Tier 1 capital. Tier 2 capital may consist of (i) the allowance for possible loan losses in an amount up to 1.25% of risk-weighted assets; (ii) preferred stock not qualifying as Tier 1 capital plus related surplus; and, (iii) mandatory convertible debt. The inclusions of the foregoing elements of Tier 2 capital are subject to certain requirements and limitations of the federal banking agencies. The federal banking agencies have also adopted a minimum leverage ratio of Tier 1 capital to total assets of 3% for banks that have a uniform composite ("CAMEL") rating of 1. All other institutions and institutions experiencing or anticipating significant growth are expected to maintain capital at least 100 to 200 basis points above the minimum level. Furthermore, higher leverage ratios are required to be considered "well capitalized" or "adequately capitalized" under the prompt corrective action provisions of the FDICIA. See "Management's Discussion and Analysis- Capital Resources."

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

     The Company has entered into a month-to-month sublease with Equibond, Inc., a company owned by the Company's Chairman. The lease is for 1,429 square feet in Suite 1700 at 100 Wilshire Boulevard, Santa Monica, California, with lease payments of $3,500 per month. This property is for office use.

     NBC-Laredo's main banking facility is located at 104 East Mann Road, Laredo, Texas. The Bank owns and occupies a 12,000 square foot, two story building situated on approximately two acres. NBC-Laredo also owns and occupies a 2,761 square foot branch located at 2302 Blaine Street, Laredo, Texas which was opened in March 1998. In addition, NBC-Laredo owns and occupies a 6,000 square foot branch located at McPherson Road at Welby Court Laredo, Texas which was opened in April 2000.

     NBC-Eagle Pass' main banking facility is located at 439 Main Street, Eagle Pass, Texas, which is within five blocks of the international bridge into Piedras Negras, Coahuila, Mexico. The Bank owns and occupies a two-story, 22,434 square foot building situated on one city block at this address. NBC-Eagle Pass also owns and occupies a (a) 4,000 square foot branch bank, NBC-East, located approximately one mile east of the main bank at 2538 E. Main Street, (b) a two-story 19,761 square foot branch located at 700 Hwy 281, Marble Falls, Texas,
(c) a 30,000 square foot branch in San Antonio, Texas located at 12400 Hwy 281 North, which was opened in March 1999, (d) a 5,500 square foot branch located at 200 S. Pecan Ave., Luling, Texas, and (e) a 2,925 square foot branch at 1081 Wonder World Drive, San Marcos, Texas.

     NBC-Rockdale's main banking facility is located at 401 E. Cameron Street, Rockdale, Texas. The Bank owns and occupies a 22,000 square foot two story building at this location. NBC-Rockdale also owns and occupies a 1,700 square foot motor bank located at 1401 W. Cameron Street, Rockdale, Texas, a 14,524 square foot branch located at 104 W. Austin, Giddings, Texas and a 15,136 square foot branch located at 316 N. Main Street, Taylor Texas.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

     The Common Stock of the Company has been listed on the American Stock Exchange since April 28, 1995 under the symbol "NBT." Prior to that date, the Common Stock of the Company was not listed on any stock exchange nor quoted on the National Association of Securities Dealers Automated Quotation Systems. As of December 31, 2000, the Company had approximately 871 shareholders of record.

     The following table sets forth the high and low sales/bid prices/quotations for the Company's Common Stock during 2000 and 1999. These bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

                                                     SALES/BID PRICES
                                               ---------------------------
                                                  HIGH               LOW
                                               ---------         ---------
                2000:
                   4TH QUARTER                 $   13.50         $   13.13
                   3RD QUARTER                     13.69             13.00
                   2ND QUARTER                     14.00             13.06
                   1ST QUARTER                     14.88             13.00

                1999:
                   4th Quarter                 $   15.13         $   14.25
                   3rd Quarter                     15.88             14.75
                   2nd Quarter                     15.88             14.13
                   1st Quarter                     16.63             15.00

DIVIDENDS

     Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefore. The Company has not previously paid any dividends on the Common Stock. The Company currently intends to retain future earnings for use in the expansion and operation of its business. Accordingly, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, the general financial condition of the Company, as well as other relevant factors. The Company's principal source of funds to pay dividends on the Common Stock is the cash dividends the Company receives from the Banks. The payment of dividends by the Banks to the Company is subject to certain restrictions imposed by federal banking laws, regulations and authorities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

--------------------------------------------------------------------------------------------------------------------------------
                                NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------------

                                                             -------------------------------------------------------------------
                                                                                  YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------------------------------
STATEMENT OF INCOME DATA: (dollars in thousands)                2000          1999          1998          1997           1996
                                                             ----------    ----------    ----------    ----------     ----------
    Interest income ......................................   $   39,951    $   35,666    $   33,063    $   27,334     $   20,820
    Interest expense .....................................       19,215        15,707        14,915        11,722          8,112
                                                             ----------    ----------    ----------    ----------     ----------
      Net interest income ................................       20,736        19,959        18,148        15,612         12,708
    Provision (credit) for loan losses ...................          584           625           232            80             (5)
    Non-interest income ..................................        6,081         2,614         5,701         4,387          2,789
    Non-interest expense .................................       18,265        17,586        15,273        12,244          9,586
    Income taxes .........................................        2,904         1,624         3,056         2,811          2,155
                                                             ----------    ----------    ----------    ----------     ----------
      Net income .........................................   $    5,064    $    2,738    $    5,288    $    4,864     $    3,761
                                                             ==========    ==========    ==========    ==========     ==========

COMMON SHARE DATA:
    Basic earnings per share .............................   $     1.26    $     0.66    $     1.17    $     1.04     $     0.81
    Book value ...........................................   $    15.52    $    12.31    $    12.44    $    10.97     $     9.21
    Weighted average shares outstanding ..................    4,033,374     4,154,529     4,503,427     4,658,734      4,639,955

BALANCE SHEET DATA (AT PERIOD END): (dollars in thousands)
    Total assets .........................................   $  591,285    $  549,784    $  512,078    $  470,160     $  327,918
    Investments and federal funds sold ...................      278,174       235,582       272,019       279,991        184,021
    Total loans ..........................................      256,482       247,406       192,219       136,313        113,258
    Allowance for loan losses ............................        3,429         2,841         2,670         2,458          2,408
    Total deposits .......................................      524,906       489,740       447,656       414,415        279,755
    Other debt ...........................................        5,232         7,017        10,143         2,646          3,995
    Total stockholders' equity ...........................       58,583        50,633        52,206        51,098         42,909

PERFORMANCE DATA:
    Return on average total assets .......................         0.88%         0.51%         1.09%         1.25%          1.30%
    Return on average stockholders' equity ...............         9.35%         5.35%        10.24%        10.59%          9.71%
    Net interest margin (tax equivalent) .................         4.04%         4.23%         4.24%         4.42%          4.80%

ASSET QUALITY RATIOS:
    Non-performing loans to total loans ..................         0.97%         1.21%         1.08%         1.16%          1.68%
    Net loan charge-offs (recoveries) to average
    loans ................................................         0.00%         0.21%         0.01%         0.02%        -0.04%
    Allowance for loan losses to total loans .............         1.34%         1.15%         1.39%         1.80%          2.13%

CAPITAL RATIOS:
    Stockholders' equity to average total assets .........        10.23%         9.47%        10.77%        11.78%         13.35%
    Tier 1 risk-based capital * ..........................        16.35%        16.40%        18.37%        27.77%         33.58%
    Total risk-based capital * ...........................        17.56%        17.47%        19.62%        29.02%         34.84%
    Leverage ratio * .....................................         8.01%         7.86%         8.12%         9.13%         13.67%

* Calculated in accordance with Federal Reserve guidelines currently in effect

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

     Selected quarterly consolidated financial data is presented in the following tables for the years ended December 31, 2000 and 1999. (Dollars in thousands, except per share data):

                                                                    -------------------------------------------------------------
                                                                                    2000 QUARTER ENDED (UNAUDITED)
                                                                    -------------------------------------------------------------
                                                                    MARCH 31          JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                                    --------         --------       ------------      -----------
Interest income ...............................................     $  9,447         $  9,788         $ 10,209         $ 10,507
Interest expense ..............................................        4,376            4,579            4,985            5,275
                                                                    --------         --------         --------         --------
  Net interest income .........................................        5,071            5,209            5,224            5,232
Provision for loan loss .......................................          190              138              153              103
Gain on sales of securities ...................................            7              520               48               19
Non-interest income ...........................................        1,092            1,206            1,731            1,458
Non-interest expense ..........................................        4,498            4,661            4,511            4,595
                                                                    --------         --------         --------         --------
  Income before federal income taxes ..........................        1,482            2,136            2,339            2,011
Federal income taxes ..........................................          543              774              839              748
                                                                    --------         --------         --------         --------
  Net income ..................................................     $    939         $  1,362         $  1,500         $  1,263
                                                                    --------         --------         --------         --------
  Basic earnings per share ....................................     $   0.23         $   0.33         $   0.37         $   0.33
                                                                    --------         --------         --------         --------
  Diluted earnings per share ..................................     $   0.22         $   0.33         $   0.37         $   0.32
                                                                    --------         --------         --------         --------

                                                                    -------------------------------------------------------------
                                                                                    1999 QUARTER ENDED (UNAUDITED)
                                                                    -------------------------------------------------------------
                                                                    MARCH 31          JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                                    --------         --------       ------------      -----------
Interest income ...............................................     $  8,439         $  8,721         $  9,051         $  9,455
Interest expense ..............................................        3,763            3,768            3,952            4,225
                                                                    --------         --------         --------         --------
  Net interest income .........................................        4,676            4,953            5,099            5,230
Provision for loan loss .......................................          123              153              185              165
Gain (loss) on sales of securities ............................           29                6                7           (1,683)
Non-interest income ...........................................        1,105              986            1,058            1,107
Non-interest expense ..........................................        4,194            4,246            4,416            4,729
                                                                    --------         --------         --------         --------
  Income (loss) before federal income taxes ...................        1,493            1,546            1,563             (240)
Federal income taxes ..........................................          656              394              518               56
                                                                    --------         --------         --------         --------
  Net income (loss) ...........................................     $    837         $  1,152         $  1,045         $   (296)
                                                                    --------         --------         --------         --------
  Basic earnings (loss) per share .............................     $   0.20         $   0.28         $   0.25         $  (0.07)
                                                                    --------         --------         --------         --------
  Diluted earnings (loss) per share ...........................     $   0.20         $   0.27         $   0.24         $  (0.07)
                                                                    --------         --------         --------         --------

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

RESULTS OF OPERATIONS

     Net income for 2000 was $5.1 million, compared to $2.7 million recorded in 1999 and $5.3 million in 1998. Net income per diluted common share in 2000 was $1.24 compared with $.64 in 1999 and $1.14 in 1998. Earnings included $642,000, net after tax, of non-recurring items consisting of net realized gains on sales of securities and other real estate in addition to certain miscellaneous income. Earnings for 1999 included $1.1 million, net after tax, of non-recurring items consisting of net securities losses and other real estate gains. Earnings for 1998 included a $1.2 million, net after tax, non-recurring gain on the sale of investment securities. Excluding these non-recurring items, net operating earnings for 2000 were $4.4 million or $1.09 per diluted common share compared with $3.8 million or $0.89 per diluted common share for 1999 and $4.1 million or $0.87 per diluted common share for 1998. The $600,000 increase in net income from 1999 to 2000, excluding the non-recurring items, can be attributed to the $513,000, net after tax, increase in net interest income and to service charge income on deposit accounts which contributed to the earnings growth by increasing 27% or $640,000, net after tax. Net earnings for 2000 were also affected by net expenses of approximately $167,000 due to the opening of a third location in Laredo, Texas in April 2000 and by $212,000 of net expenses for the start-up of NBC Financial, Inc., the broker-dealer subsidiary. The $300,000 decrease in net income from 1998 to 1999, excluding the non-recurring items, can be primarily attributed to the $238,000, net after tax, increase in interest expense on other debt which was used to repurchase the Company's stock. Earnings were also affected by the opening of a new branch in San Antonio during March 1999 which increased salary and occupancy expenses by approximately $1.5 million during 1999. Much of the loan growth the Company has experienced has been in the San Antonio market area, thereby increasing interest income to partially offset the additional expenses of the new branch.

     The Company's return on equity for 2000 was 9.33% compared to 5.35% and 10.24% for 1999 and 1998, respectively. The Company's return on assets for 2000 was .88% compared to .51% and 1.09% for 1999 and 1998, respectively. The Company's return on equity, excluding the non-recurring items, was 8.12%, 7.42%, and 7.93%, for 2000, 1999, and 1998, respectively. The Company's return on assets, excluding the non-recurring items was .77%, .71%, and .85% for 2000, 1999, and 1998, respectively.

     Total year-end assets reached $591.3 million at December 31, 2000 from $549.8 million at December 31, 1999, an increase of $41.5 million or 7.5%. Total loans at December 31, 2000 grew to $256.5 million, or 3.7% over the previous year-end total of $247.4 million. Deposits reflect more significant growth, increasing 7.2% over the same period to $524.9 million from $489.7 million at December 31, 1999.

     NET INTEREST INCOME. Net interest income constitutes the principal source of income for the Company and represents the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income increased $777,000, or 3.9% to $20.7 million in 2000 compared to $19.9 million in 1999. The increase in interest income was primarily due to the $40.2 million or 8.5% increase in earning assets. The increase was also facilitated by higher yields on earning assets which was an average of 7.55% in 1999 to an average of 7.79% in 2000. Investment securities accounted for 45% and 48% of average earning assets in 2000 and 1999, respectively. Loans accounted for 48% and 47% of average earning assets in 2000 and 1999, respectively. The average rate paid on interest-bearing liabilities and other debt increased 55 basis points from 3.85% in 1999 to 4.40% in 2000 primarily due to the general increase in short-term interest rates and increased competition in certain Bank markets. The net interest margin for 2000 was 4.04% compared to 4.23% and 4.24% for 1999 and 1998, respectively. The decrease in the net interest margin for 2000 is reflective of higher rates being paid on deposits. The net interest spread decreased 31 basis points to 3.39% in 2000 from 3.70% in 1999.

     The following table analyzes the increases in taxable-equivalent net interest income stemming from changes in interest rates and from asset and liability volume, including mix, for the years ended December 31, 2000 and 1999. Non-accruing loans have been included in assets for calculating this table, thereby reducing the yield on loans. The changes in interest due to both rate and volume in the table below have been allocated to volume or rate change in proportion to the absolute amounts of change in each.

          ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME
                             (Dollars in thousands)

                                                      -----------------------------------       -----------------------------------
                                                                 2000 VS. 1999                              1999 VS. 1998
                                                      -----------------------------------       -----------------------------------
                                                                       DUE TO CHANGE IN                         DUE TO CHANGE IN
                                                      INCREASE      ---------------------       INCREASE      ---------------------
                                                     (DECREASE)       RATE         VOLUME      (DECREASE)       RATE         VOLUME
                                                      -------       -------       -------       -------       -------       -------
Taxable-equivalent interest income:
    Interest-bearing accounts ..................      $    84       $    28       $    56       $    31       $   (12)      $    43
    Federal funds sold .........................          680           298           382          (257)         (119)         (138)
    Investment securities ......................          393            58           335          (682)          (33)         (649)
    Loans, net of unearned discount ............        3,124           463         2,661         3,515        (1,758)        5,273
                                                      -------       -------       -------       -------       -------       -------
        Total taxable-equivalent
           interest income .....................        4,281           847         3,434         2,607        (1,922)        4,529
                                                      -------       -------       -------       -------       -------       -------
Interest expense:
    Interest-bearing accounts ..................        3,741         2,552         1,189           431        (1,535)        1,966
    Other debt .................................         (234)          (13)         (221)          361           (20)          381
                                                      -------       -------       -------       -------       -------       -------
        Total interest expense .................        3,507         2,539           968           792        (1,555)        2,347
                                                      -------       -------       -------       -------       -------       -------
Taxable-equivalent
    net interest income ........................      $   774       $(1,692)      $ 2,466       $ 1,815       $  (367)      $ 2,182
                                                      =======       =======       =======       =======       =======       =======

     Taxable-equivalent net interest income for 2000 increased $774,000 or 3.9% over 1999. Taxable-equivalent net interest income for 1998 increased $1.8 million or 10% over 1998. As the chart above indicates, interest income increased in 2000 and 1999 primarily due to the growth in earning assets. Interest expense increased in 2000 primarily due to the increase in rates paid from an average of 3.78% in 1999 to a 4.37% average in 2000. Average earning assets grew 8.5% from 1999 to 2000 while interest-bearing liabilities grew 8.1% from 1999 to 2000.

                                    --------------------------------------------------------------------------------------------
                                                                      YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------------------------
                                                 2000                           1999                          1998
                                    ------------------------------- ----------------------------- ------------------------------
INTEREST EARNED/                               INTEREST  AVERAGE          INTEREST  AVERAGE            INTEREST  AVERAGE
INCURRED AND RATES                   AVERAGE   INCOME/   YIELD/  AVERAGE  INCOME/   YIELD/   AVERAGE   INCOME/    YIELD/
(DOLLARS IN THOUSANDS)               BALANCE   EXPENSE    RATE   BALANCE  EXPENSE    RATE    BALANCE   EXPENSE     RATE
----------------------------------- ---------  --------- ------ --------  -------- -------- ---------- --------- -------
Earning assets:
 Interest-bearing accounts         $   3,104   $    197  6.35%  $  2,171  $   113    5.20% $  1,360  $      82     6.03%
 Federal funds sold                   30,506      1,927  6.32%    23,988    1,247    5.20%   26,538      1,504     5.67%
 Investment securities (F):
  U.S. Treasuries                    147,847      9,129  6.17%   195,093   12,174    6.24%  231,356     14,527     6.28%
  U.S. Government agencies            82,923      5,368  6.47%    29,375    1,729    5.89%    4,406        279     6.33%
  Other                                  739         59  7.98%     1,580      260   16.46%      639         39     6.10%
                                   ---------   --------  ----- ---------  -------  ------- --------  ---------   -------
   Total investment securities       231,509     14,556  6.29%   226,048   14,163    6.27%  236,401     14,845     6.28%
 Loans, net of discounts (A)         248,061     23,285  9.39%   220,123   20,161    9.16%  163,911     16,646    10.16%
                                   ---------   --------  ----- --------- --------  -------  -------  ---------   -------
   Total earning assets              513,180     39,965  7.79%   472,330   35,684    7.55%  428,210     33,077     7.72%

Non-interest bearing assets:
 Cash and due from banks              20,427                      20,321                     18,204
 Allowance for possible loan
  losses                              (3,141)                     (2,849)                    (2,561)
 Other assets                         42,070                      45,103                     40,944
                                   ---------                   ---------                   --------
  Total assets                     $ 572,536                   $ 534,905                    484,797
                                   =========                   =========                   ========

Interest-bearing liabilities:
 Interest-bearing transaction
  accounts                            81,338      2,479  3.05%    69,974    1,761    2.52%   61,656      1,584     2.57%
 Savings, money market and
  certificates of deposit            347,901     16,261  4.67%   327,232   13,238    4.05%  299,058     12,984     4.34%
  Other debt                           7,139        474  6.64%    10,485      708    6.75%    4,857        347     7.14%
                                   ---------   -------- ------ ---------  -------    ----- --------  ---------   -------
  Total interest-bearing
   liabilities                       436,378     19,214  4.40%   407,691   15,707    3.85%  365,571     14,915     4.08%
Non-interest bearing liabilities:
 Demand deposits                      79,151                      72,752                     63,402
 Other liabilities                     2,866                       3,244                      4,157
                                   ---------                   ---------                   --------
  Total liabilities                  518,395                     483,687                    433,130
Stockholders' equity (F)              54,141                      51,218                     51,667
                                   ---------                   ---------                   --------
  Total liabilities and
   stockholders' equity            $572,536                    $ 534,905                   $484,797
                                   ========                    =========                   ========

Taxable equivalent net interest
 income                                          20,751                    19,977                       18,162
Less:  taxable equivalent
 adjustment                                          15                        18                           14
                                              ---------                 ---------                    ---------
Net interest income                           $  20,736                 $  19,959                    $  18,148
                                              =========                 =========                    =========
Net interest spread (B)                                  3.39%                       3.70%                         3.64%
                                                         ====                        ====                          ====
Net interest margin (C)                                  4.04%                       4.23%                         4.24%
                                                         ====                        ====                          ====
Selected operating ratios:
 Return on assets (D)                                    0.88%                       0.51%                         1.09%
                                                         ====                        ====                          ====
 Return on equity (E)                                    9.35%                       5.35%                         10.24%
                                                         ====                        ====                          =====

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

(F) The average balance has been adjusted to exclude the effect of the net unrealized gain or loss on securities available for sale.

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

     The following table commonly referred to as a "static gap report," indicates the Company's interest rate sensitivity position at December 31, 2000 and may not be reflective of positions in subsequent periods.

                 INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES
                             (Dollars in thousands)

                                                                                                               NON-RATE
                                                                      RATE SENSITIVE                          SENSITIVE
                                                 -------------------------------------------------------      ---------
                                                 IMMEDIATELY      WITHIN         WITHIN                         OVER
                                                  0-30 DAYS       90 DAYS       ONE YEAR         TOTAL         ONE YEAR      TOTAL
                                                  ---------      ---------      ---------      ---------      ---------    ---------
Earning assets:
    Loans, net of discounts                       $  71,068      $   8,151      $  22,391      $ 101,610      $ 154,872    $ 256,482
    Investment securities                             1,625            499          2,008          4,132        253,048      257,180
    Federal funds sold                               18,335             --             --         18,335             --       18,335
    Interest-bearing accounts                           279            100          2,280          2,659             --        2,659
                                                  ---------      ---------      ---------      ---------      ---------    ---------

          Total earning assets                    $  91,307      $   8,750      $  26,679      $ 126,736      $ 407,920    $ 534,656
                                                  =========      =========      =========      =========      =========    =========

Interest-bearing liabilities:
    Interest-bearing transaction,
      savings and money market                      209,898             --             --        209,898             --      209,898
    Certificates and time deposits                   48,703         60,788        111,831        221,322         10,560      231,882
    Debt                                              3,557             75            344          3,976          1,256        5,232
                                                  ---------      ---------      ---------      ---------      ---------    ---------

          Total interest-bearing
             Liabilities                          $ 262,158      $  60,863      $ 112,175      $ 435,196      $  11,816    $ 447,012
                                                  =========      =========      =========      =========      =========    =========

Interest sensitivity gap                          $(170,851)     $ (52,113)     $ (85,496)     $(308,460)
                                                  =========      =========      =========      =========

Cumulative gap                                    $(170,851)     $(222,964)     $(308,460)     $(308,460)
                                                  =========      =========      =========      =========

Ratio of earning assets to
    interest-bearing liabilities                       34.8%          14.4%          23.8%        29.1%

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

     The Banks utilize earnings simulation models as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on the projected net interest income and net income over the ensuing 12 month period. The model was used to measure the impact on net interest income relative to a base case scenario, of rates increasing or decreasing ratably 100 basis points ("bp") over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. All off-balance sheet financial instruments are included in the model. The Company's earnings sensitivity profile as of year-end 2000 and 1999 is stated below.

                                                 Immediate Change in Rates
                                             ---------------------------------
     After tax earnings change                    -100 bp          +100 bp
     -----------------------------           ----------------  ---------------
         December 31, 2000                          6.89%           -3.99%
         December 31, 1999                         18.39%            4.07%

     NON-INTEREST INCOME. The major components of non-interest income are service charges and fees earned on deposit accounts. The following table summarizes changes in non-interest income during the past three years:

                               NON-INTEREST INCOME
                             (Dollars in thousands)

                                                              ---------------------------------------------------------
                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------------
                                                                     2000                      1999               1998
                                                              -------------------      --------------------     -------
                                                               AMOUNT    % CHANGE       AMOUNT     % CHANGE      AMOUNT
                                                              -------     -------      -------      -------     -------
Service charges and fees                                      $ 4,597        26.7%     $ 3,627         11.9%    $ 3,240
Net realized gains (losses) on sales of securities                594       136.2%      (1,640)      -248.7%      1,103
Net trading profits                                                --         0.0%          --       -100.0%        782
Net gains on sales of other real estate owned                     129       268.6%          35        288.9%          9
Miscellaneous income                                              761        28.5%         592          4.4%        567
                                                              -------     -------      -------      -------     -------
    Total non-interest income                                 $ 6,081       132.6%     $ 2,614        -54.1%    $ 5,701
                                                              =======     =======      =======      =======     =======

     The $3,467,000 or 132.6% increase in non-interest income for 2000 compared to 1999 is due primarily to the $594,000 net realized securities gain compared to a $1,640,000 net realized securities loss in 1999. This $2.2 million change combined with the $970,000 increase in service charges and fees explains the majority of the increase. Miscellaneous income for 2000 includes $283,000 associated with the resolution of contested matters, which also contributed to the increase in income.

     NON-INTEREST EXPENSE. Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense. The following table summarizes the changes in non-interest expense for the past three years:

                              NON-INTEREST EXPENSE
                             (Dollars in thousands)

                                                       ---------------------------------------------------------------------
                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------------
                                                                 2000                         1999                   1998
                                                       ------------------------     ------------------------      ----------
                                                         AMOUNT       % CHANGE        AMOUNT       % CHANGE         AMOUNT
                                                       ----------    ----------     ----------    ----------      ----------
Salaries and employee benefits                          $   9,836          7.0%     $    9,192         15.7%      $    7,947
Advertising/marketing                                         301        -20.4%            378         23.5%             306
Occupancy and equipment expenses                            3,411          4.2%          3,273         27.6%           2,566
Data processing fees                                          384         20.4%            319         19.5%             267
FDIC insurance                                                101         98.0%             51          4.1%              49
Insurance                                                     137          3.0%            133         24.3%             107
Office supplies                                               560        -18.2%            685         13.6%             603
Postage and courier                                           531          1.0%            526          5.6%             498
Professional fees                                             909          8.6%            837         -7.5%             905
Goodwill amortization                                         376          0.0%            376          0.0%             376
Miscellaneous other expenses                                1,719         -5.3%          1,816         10.1%           1,649
                                                       ----------    ----------     ----------    ----------      ----------
    Total non-interest expense                         $   18,265          3.9%     $   17,586         15.1%      $   15,273
                                                       ==========    ==========     ==========    ==========      ==========

     Non-interest expense of $18.3 million for the year ended 2000 represents an increase of 3.9% or $679,000 compared with $17.6 million for the year ended 1999. As a percentage of average assets, non-interest expense decreased to 3.19% in 2000 compared to 3.29% in 1999. The increase in non-interest expense is reflected primarily in salaries and benefit expense. The 7% increase in salaries and benefits for 2000 is primarily due to the staffing of the broker-dealer which began operations in October 1999 and to the new branch opened in Laredo in April 2000 which accounts for approximately

$400,000 or 62% of the increase. Occupancy and equipment increased $138,000 or 4.2% due in part to $102,000 which is associated with the opening of a third branch in Laredo, Texas in April 2000. Office supplies expense decreased approximately $125,000 or 18.2% due to the consolidation of certain forms and improved monitoring of expenses.

     INCOME TAXES. The Company recognized income tax expense of $2.9 million in 2000 compared to $1.6 million in 1999. See Note 13 to the Consolidated Financial Statements for details of tax expense. At December 31, 2000, the Company had approximately $83 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years. If unused, approximately $79 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006. The preconfirmation net operating loss carryforwards arose from the Company's emergence from bankruptcy in May 1992.

     INVESTMENT SECURITIES. Total investment securities averaged $231.5 million in 2000, a 2.4% increase over the 1999 average of $226.0 million. The following table presents the consolidated investment securities portfolio as of December 31, 2000, by stated maturity with the weighted average interest yield for each range of maturities. Federal Reserve Bank stock and other equity securities are included in the classification "over ten years" in the available for sale category.

                    INVESTMENT PORTFOLIO MATURITY AND YIELDS
                             (Dollars in thousands)

                                ----------------------------------------------------------------------------------------------------
                                                                          DECEMBER 31, 2000
                                ----------------------------------------------------------------------------------------------------
                                    ONE YEAR                 ONE TO                 FIVE TO              OVER TEN
                                     OR LESS               FIVE YEARS              TEN YEARS               YEARS
                                -------------------    -------------------    -------------------    -------------------    --------
                                 AMOUNT     YIELD       AMOUNT      YIELD      AMOUNT     YIELD       AMOUNT     YIELD        TOTAL
                                --------   --------    --------   --------    --------   --------    --------   --------    --------
HELD TO MATURITY SECURITIES:
    (Amortized Cost)
    U.S. Government agency
      and mortgage-backed
      securities                $     --         --    $  1,977       7.49%   $     --         --    $     --         --    $  1,977
    Foreign debt securities           17       7.27%         50       7.59%         --         --          --         --          67
                                --------   --------    --------   --------    --------   --------    --------   --------    --------

      Total held to maturity    $     17       7.27%   $  2,027       7.49%   $     --         --    $     --         --    $  2,044
                                ========   ========    ========   ========    ========   ========    ========   ========    ========

AVAILABLE FOR
SALE SECURITIES:
    (Fair Value)
    U.S. Treasury securities    $  2,008       6.07%   $116,975       6.13%   $  7,375       6.41%   $     --         --    $126,358
    U.S. Government agency
      and mortgage-backed
      securities                     499       5.38%     73,336       6.53%     51,294       6.61%      1,296       6.88%    126,425
    Other securities                  --         --          --         --          --         --       2,353       1.84%      2,353
                                --------   --------    --------   --------    --------   --------    --------   --------    --------

      Total available for sale  $  2,507       5.93%   $190,311       6.28%   $ 58,669       6.58%   $  3,649       3.63%   $255,136
                                ========   ========    ========   ========    ========   ========    ========   ========    ========

      Total investment
         securities             $  2,524       5.94%   $192,338       6.30%   $ 58,669       6.58%   $  3,649       3.63%   $257,180
                                ========   ========    ========   ========    ========   ========    ========   ========    ========

     The weighted average yield on the investment security portfolio of the Company at December 31, 2000 was 6.38% compared to a weighted average yield of 5.91% at December 31, 1999. See Note 1 of the Notes to the Consolidated Financial Statements for a discussion regarding the investment classifications held to maturity and available for sale.

     Note 2 of the Notes to the Consolidated Financial Statements reflects the estimated fair value for various categories of investment securities as of December 31, 2000 and 1999.

     The following table summarizes the carrying amount of the investment portfolio at December 31, for the past three years:

                     CARRYING AMOUNT OF INVESTMENT PORTFOLIO
                             (Dollars in thousands)

                                                   --------------------------------------------------------
                                                                         DECEMBER 31,
                                                   --------------------------------------------------------
                                                     2000                    1999                    1998
                                                   --------                --------                --------
U.S. Treasury securities ......................    $126,358                $163,237                $222,004
U.S. Government agencies ......................     127,054                  51,530                   1,514
Mortgage-backed securities ....................       1,348                   1,885                   2,460
Other securities ..............................       2,420                   4,682                   6,503
                                                   --------                --------                --------
                                                   $257,180                $221,334                $232,481
                                                   ========                ========                ========

     LOANS. The following table presents the composition of the Company's loan portfolio by type of loan:

                                 LOAN PORTFOLIO
                             (Dollars in thousands)

                             ------------------------------------------------------------------------------------------------------
                                                                           DECEMBER 31,
                             ------------------------------------------------------------------------------------------------------
                                         % OF                 % OF                  % OF                 % OF                % OF
                               2000      TOTAL      1999      TOTAL       1998      TOTAL      1997      TOTAL      1996     TOTAL
                             --------  --------   --------  --------    --------  --------   --------  --------   --------  -------
Commercial                   $ 42,322      16.5%  $ 46,203      18.7%   $ 35,389      18.4%  $ 22,911      16.8%  $ 23,992     21.2%
Real estate construction       23,058       9.0%    21,959       8.9%     12,125       6.3%    10,338       7.6%     6,324      5.6%
Real estate mortgage          161,968      63.1%   152,292      61.6%    119,654      62.2%    81,752      60.0%    65,556     57.9%
Consumer installment,
   net of unearned
   discount                    29,134      11.4%    26,952      10.8%     25,051      13.1%    21,312      15.6%    17,386     15.3%
                             --------  --------   --------  --------    --------  --------   --------  --------   --------  -------

   Total loans               $256,482     100.0%  $247,406     100.0%   $192,219     100.0%  $136,313     100.0%  $113,258    100.0%
                             ========  ========   ========  ========    ========  ========   ========  ========   ========  =======

     The preceding loan composition table shows that in 2000 total loans increased $9.1 million or 3.7% over 1999. At December 31, 2000, loans were 48.9% of deposits compared to 50.5% at the previous year-end. $9.7 million of the growth was in real estate mortgages, $1.1 million of the growth was in real estate construction, $2.2 million of the growth was in consumer installment loans and there was a decrease of $3.9 million in commercial loans. All of the increase is due to internally generated growth.

     The following table presents commercial and real estate construction loans as of December 31, 2000, based on scheduled principal repayments and the total amounts of loans due after one year classified according to sensitivity to changes in interest rates:

                    MATURITIES AND RATE SENSITIVITY OF LOANS
                             (Dollars in thousands)

                                                                      OVER ONE YEAR           OVER
                                                     ONE YEAR            THROUGH              FIVE
                                                     OR LESS            FIVE YEARS            YEARS               TOTAL
                                                     -------          -------------          -------             -------
Commercial ...................................       $27,004             $14,418             $   900             $42,322
Real estate construction .....................         9,711               9,288               4,059              23,058
                                                     -------             -------             -------             -------
     Total ...................................       $36,715             $23,706             $ 4,959             $65,380
                                                     =======             =======             =======             =======

Of the loans maturing after one year, $18,657,000 have fixed interest rates and $10,008,000 have variable interest rates.

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

     The allowance for loan losses at December 31, 2000 totaled $3.4 million representing a net increase of $588,000 or 20.7% compared to the balance of $2.8 million at December 31, 1999. The Company recorded a $584,000 provision for possible loan losses during 2000, compared to $625,000 recorded during 1999. The provision is reflective of the growth in the loan portfolio. The Company recorded net recoveries of $4,000 for the year ended December 31, 2000 compared to net charge-offs of $454,000 for 1999.

The following table summarizes, for the periods presented, the activity in the allowance for possible loan losses arising from provisions credited to operations, loans charged off and recoveries of loans previously charged off:

                 ANALYSIS OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
                             (Dollars in thousands)

                                                                ------------------------------------------------------------------
                                                                                     YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------------------------
                                                                   2000           1999          1998          1997          1996
                                                                ---------      ---------     ---------     ---------     ---------
Average loans outstanding                                       $ 248,061      $ 220,123     $ 163,911     $ 122,604     $  96,787
                                                                =========      =========     =========     =========     =========

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of year                                    $   2,841      $   2,670     $   2,458     $   2,408     $   1,906
Allowance on acquired loans                                            --             --            --            --           467
Charge-Offs:
    Commercial                                                         69            468            93            50            76
    Real estate construction                                           --             --            --            --            --
    Real estate mortgage                                                4             --            29            --            --
    Consumer installment                                              185            129           168           222           175
                                                                ---------      ---------     ---------     ---------     ---------
         Total charge-offs                                            258            597           290           272           251
                                                                ---------      ---------     ---------     ---------     ---------
Recoveries:
    Commercial                                                        127             27            22            53            39
    Real estate construction                                           --             --            --            --            --
    Real estate mortgage                                               74             53            64            38            70
    Consumer installment                                               61             63           184           151           182
                                                                ---------      ---------     ---------     ---------     ---------
         Total recoveries                                             262            143           270           242           291
                                                                ---------      ---------     ---------     ---------     ---------
         Net charge-offs (recoveries)                                  (4)           454            20            30           (40)
Provision charged (credited) to operating expense                     584            625           232            80            (5)
                                                                ---------      ---------     ---------     ---------     ---------
Balance of at end of year                                       $   3,429      $   2,841     $   2,670     $   2,458     $   2,408
                                                                =========      =========     =========     =========     =========

Net charge-offs (recoveries) as a percentage
  of average loans outstanding during year                           0.00%          0.21%         0.01%         0.02%       -0.04%
                                                                =========      =========     =========     =========     =========

Allowance for loan losses as a percentage of
    year end loans, net of unearned discount                         1.34%          1.15%         1.39%         1.80%         2.13%
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

                ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
                             (Dollars in thousands)

                           ------------------------------------------------------------------------------------
                                                         YEAR ENDED DECEMBER 31,
                           ------------------------------------------------------------------------------------
                                2000             1999              1998             1997             1996
                           --------------  ----------------  ---------------- ---------------  ----------------
                                    % OF             % OF              % OF            % OF              % OF
                                    TOTAL            TOTAL             TOTAL           TOTAL             TOTAL
                            AMOUNT  LOANS   AMOUNT   LOANS   AMOUNT    LOANS   AMOUNT  LOANS    AMOUNT   LOANS
                           -------  ------ -------- ------- --------  ------- -------- ------  -------   ------
Commercial                 $  824   0.32%  $  608    0.25%  $  382     0.20% $   304   0.22%  $  290     0.26%
Real estate construction      199   0.08%     146    0.06%      87     0.05%      89   0.07%      74     0.07%
Real estate mortgage        1,868   0.73%   1,606    0.65%   1,668     0.87%   1,472   1.08%   1,203     1.06%
Consumer installment          419   0.16%     395    0.16%     414     0.22%     386   0.28%     345     0.30%
Unallocated                   119   0.05%      86    0.03%     119     0.05%     207   0.15%     496     0.44%
                           ------  ------  ------    ----    -----     -----  ------   -----  ------     -----
     Total                 $3,429   1.34%  $2,841    1.15%  $2,670     1.39%  $2,458   1.80%  $2,408     2.13%
                           ======   =====  ======    =====  ======     =====  ======   =====  ======     =====

     Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories. The allocation is determined by providing specific reserves against each criticized loan in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" plus a portion against the remaining portfolio based on experience factors, in accordance with SFAS No. 5, "Accounting for Contingencies".

     NON-PERFORMING ASSETS. Non-performing assets at December 31, 2000 were $2,501,000 representing a $500,000 decrease or 16% compared with $3,001,000 at December 31, 1999. The balance of non-performing assets was $2,094,000 at December 31, 1998, $1,585,000 at December 31, 1997, and $1,910,000 at December
31, 1996. Non-performing assets as a percentage of total assets decreased to .42% at December 31, 2000 down from .55% one year ago.

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

     The following table discloses non-performing assets and loans 90 days past due and still accruing interest as of December 31:

                              NON-PERFORMING ASSETS
                             (Dollars in thousands)

                                                                 ------------------------------------------------------------------
                                                                                     YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------------------------------
                                                                  2000           1999           1998           1997           1996
                                                                 ------         ------         ------         ------         ------
Non-accrual loans                                                $2,187         $2,095         $  899         $1,314         $1,195
Foreclosed real estate                                              314            906          1,195            271            715
                                                                 ------         ------         ------         ------         ------
     Total non-performing assets                                 $2,501         $3,001         $2,094         $1,585         $1,910
                                                                 ======         ======         ======         ======         ======

Non-performing assets as a percentage of:
     Total assets                                                  0.42%          0.55%          0.41%          0.34%          0.58%
     Total loans plus foreclosed real estate                       0.97%          1.21%          1.08%          1.16%          1.68%

Accruing loans past due 90 days or more                          $  341         $  239         $  311         $   40         $  182

     Interest income that would have been earned in 2000 on non-accrual loans, had such loans performed in accordance with the original contracted terms, was $38,000. The amounts of interest income that would have been earned related to 1999 and 1998 were $89,000 and $185,000, respectively.

     Independent third party loan reviews of the Banks are performed on an annual basis. The loans are also reviewed by banking regulators on a twelve to eighteen month basis. On a monthly basis, the Board of Directors' of each Bank reviews new loans, renewals and delinquencies. Management of each Bank monitors, on a continuing basis, loans which it feels should be followed closely. The Banks are required by the regulatory authorities to have foreclosed real estate appraised periodically.

     DEPOSITS. The primary source of funds for the Company is the deposits of the Banks. The Company does not accept brokered deposits. The following table presents average balances and the corresponding average rates paid for the deposit categories:

                     AVERAGE DEPOSITS AND AVERAGE RATES PAID
                             (Dollars in thousands)

                                                         -------------------------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------------------
                                                                 2000                   1999                    1998
                                                         --------------------    --------------------    -------------------
                                                                       RATE                    RATE                   RATE
                                                          AMOUNT       PAID       AMOUNT       PAID       AMOUNT      PAID
                                                         --------    --------    --------    --------    --------   --------
Noninterest-bearing demand deposits                      $ 79,151          --    $ 72,752          --    $ 63,402         --
INTEREST-BEARING DEPOSITS:
  Interest-bearing transaction (NOW) accounts              81,338        3.05%     69,974        2.52%     61,656       2.57%
  Savings and money market accounts                       116,786        3.52%    103,745        3.05%     91,054       3.16%
  Certificates and time deposits under $100,000           135,421        5.01%    136,450        4.34%    132,623       4.74%
  Certificates and time deposits greater than $100,000     95,694        5.60%     87,037        4.77%     75,381       5.07%
                                                         --------    --------    --------    --------    --------   --------
Total interest-bearing deposits                           429,239                 397,206                 360,714
                                                         --------                --------                --------
Weighted average rate paid                                               4.37%                   3.78%                  4.04%
                                                                     ========                ========               ========
         Total deposits                                  $508,390                $469,958                $424,116
                                                         ========                ========                ========

     Total average deposits increased $38.5 million or 8.2% due to internal growth. Mexico is part of the natural trade territory of the Banks. Thus, dollar-denominated deposits from Mexican sources have traditionally been a significant source of deposits. Included in total deposits are $120,121,000, $110,690,000, and $103,768,000 of Mexican National deposits at December 31, 2000, 1999, and 1998, respectively (in United States dollars only).

     The remaining maturity on certificates of deposit greater than $100,000 as of December 31, 2000 is presented below: (Dollars in thousands)

                                        THREE          OVER THREE        OVER SIX          OVER
                                        MONTHS          THROUGH          THROUGH           TWELVE
                                       OR LESS         SIX MONTHS      TWELVE MONTHS       MONTHS           TOTAL
                                       -------         ----------      -------------       ------           -----
Certificates of deposit of
   $100,000 and greater                $47,305          $18,529          $27,999          $ 1,260          $95,093
                                       =======          =======          =======          =======          =======

LIQUIDITY

     Liquidity is the ability to have funds available at all times to meet the commitments of the Company. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and short-term investments in time deposits in banks, federal funds sold, and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the Company's trade area. The Banks have not and do not solicit brokered deposits as a funding source. The liquidity of the Company is enhanced by the fact that 73.8% of total deposits at December 31, 2000 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

     At December 31, 2000, the Company's liquid assets amounted to $300 million or 50.8% of total gross assets, up from $266 million or 48% at December 31, 1999. Secondary sources of liquidity include the Company's ability to sell loan participations and purchase federal funds. In addition, NBC-Eagle Pass has an approved federal funds line at a correspondent bank and NBC-Laredo has an approved line of credit with the Federal Home Loan Bank.

CAPITAL RESOURCES

     Total stockholders' equity increased $8.0 million to $58.6 million at December 31, 2000 from $50.6 million at December 31, 1999. In addition to net income of $5.1 million, stockholders' equity increased $2.4 million due to the reduction in the deferred tax asset valuation allowance and increased $5.6 million due to appreciation in the fair value of securities held as available for sale. Stockholders' equity was reduced by the 418,333 shares of common stock repurchased at a cost of $5.7 million, or an average of $13.56 per share, as part of a stock repurchase plan which was begun in 1997. As of December 31, 2000, the Company has repurchased 976,333 shares. The ratio of total stockholders' equity to total assets was 9.9% at December 31, 2000 compared with 9.2% at December 31, 1999.

     The Company and the Banks are subject to minimum capital ratios mandated by their respective banking industry regulators. The table in Note 17 in the Consolidated Financial Statements illustrates the Company's and the Banks' compliance with the risk-based capital guidelines of the federal banking agencies. These guidelines are designed to measure Tier 1 and total capital while taking into consideration the risk inherent in both on and off-balance sheet items. Off-balance sheet items at December 31, 2000 include unfunded loan commitments and letters of credit. Pursuant to the current regulatory guidelines, the net unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and the leverage ratio. The leverage ratio is Tier 1 capital divided by quarterly average total assets. A leverage ratio of 3.0% is the minimum requirement for only the most highly rated banking organizations and all other institutions are required to maintain a leverage ratio of 3% to 5%.

     Tier 1 capital for the Company includes common stockholders' equity less goodwill and the net unrealized loss on investment securities. Total capital includes Tier 1 capital and the allowance for loan losses. The ratios are calculated by dividing the qualifying capital by the risk-weighted assets. The minimum ratio for qualifying total capital is 8.0% of which 4.0% must be Tier 1 capital. For the Company's capital ratios at December 31, 2000 and 1999, see
Note 17 in the Consolidated Financial Statements.

ACCOUNTING MATTERS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000. The Company adopted the new Statement effective June 1999. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of the new Statement did not have an impact on the Company's consolidated financial statements.

     The Financial Accounting Standards Board's Statement No. 140 (SFAS No.
140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", replaces the Financial Accounting Standards Board's Statement No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", but carries over most of SFAS No. 125's provisions without change. SFAS No. 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets. This statement should be applied prospectively and is effective for transactions occurring after March 31, 2001. Disclosure requirements of this statement and any changes in accounting for collateral are effective for fiscal years ending after December 15, 2000. The Company has adopted the disclosure requirements and does not expect that the adoption of the remaining provisions of SFAS No. 140 will have a material impact on its consolidated financial statements.

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

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
National Bancshares Corporation of Texas:


We have audited the accompanying consolidated balance sheets of National Bancshares Corporation of Texas and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bancshares Corporation of Texas and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                               /s/ KPMG LLP

San Antonio, Texas
March 16, 2001

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
National Bancshares Corporation of Texas and Subsidiaries:


We have audited the accompanying consolidated statements of income, changes in stockholders' equity, and cash flows of National Bancshares Corporation of Texas and Subsidiaries for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bancshares Corporation of Texas and subsidiaries for the year ended December 31, 1998, in conformity with generally accepted accounting principles.


                                            /s/ Padgett, Stratemann & Co.

San Antonio, Texas
March 18, 1999

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS
                                                                                                                DECEMBER 31,
                                                                                                       ----------------------------
                                                                                                          2000               1999
                                                                                                       ---------          ---------
Cash and due from banks                                                                                $  24,218          $  30,394
Interest-bearing accounts                                                                                  2,659              2,299
Federal funds sold                                                                                        18,335             11,949
Investment securities available for sale                                                                 255,136            221,268
Investment securities held to maturity                                                                     2,044                 66
Loans, net of discounts                                                                                  256,482            247,406
Allowance for possible loan losses                                                                        (3,429)            (2,841)
                                                                                                       ---------          ---------
   Net loans                                                                                             253,053            244,565
Bank premises and equipment, net                                                                          19,435             19,784
Goodwill                                                                                                   8,051              8,427
Accrued interest and other assets                                                                          8,354             11,032
                                                                                                       ---------          ---------
       Total Assets                                                                                    $ 591,285          $ 549,784
                                                                                                       =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand deposits - non-interest bearing                                                              $  83,126          $  70,629
   Interest-bearing transaction accounts (NOW)                                                            92,157             82,717
   Savings and money market accounts                                                                     117,741            110,433
   Certificates and time deposits under $100,000                                                         136,789            131,322
   Certificates and time deposits $100,000 and over                                                       95,093             94,639
                                                                                                       ---------          ---------
       Total Deposits                                                                                    524,906            489,740
                                                                                                       ---------          ---------
Accrued interest payable and other liabilities                                                             2,564              2,394
Other borrowings                                                                                           2,328              2,317
Long term notes payable                                                                                    2,904              4,700
                                                                                                       ---------          ---------
       Total Liabilities                                                                                 532,702            499,151
Stockholders' Equity:
   Common Stock, $.001 par value, 100,000,000 shares authorized, 4,751,834 issued and 3,775,501 outstanding at December 31, 2000 and
     4,669,834 issued and 4,111,834 outstanding at December 31, 1999                                           5                  5
   Additional paid-in capital                                                                             33,832             30,909
   Retained earnings                                                                                      36,485             31,421
   Accumulated other comprehensive income (loss), net of tax                                               3,884             (1,751)
   Treasury Stock, at cost (976,333 shares in 2000, 558,000 in 1999)                                     (15,623)            (9,951)
                                                                                                       ---------          ---------
       Total Stockholders' Equity                                                                         58,583             50,633
                                                                                                       ---------          ---------
       Total Liabilities and Stockholders' Equity                                                      $ 591,285          $ 549,784
                                                                                                       =========          =========

See accompanying notes to consolidated financial statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                         -------------------------------------------
                                                                                           2000             1999              1998
                                                                                         --------         --------          --------
INTEREST INCOME:
   Interest and fees on loans                                                            $ 23,270         $ 20,143          $ 16,632
   Interest on investment securities                                                       14,556           14,163            14,845
   Interest on federal funds sold                                                           1,927            1,247             1,504
   Interest on deposits in banks                                                              198              113                82
                                                                                         --------         --------          --------
       TOTAL INTEREST INCOME                                                               39,951           35,666            33,063

INTEREST EXPENSE:
   Interest on deposits                                                                    18,741           14,999            14,568
   Interest on debt                                                                           474              708               347
                                                                                         --------         --------          --------
       TOTAL INTEREST EXPENSE                                                              19,215           15,707            14,915

NET INTEREST INCOME                                                                        20,736           19,959            18,148
   Less: Provision for possible loan losses                                                   584              625               232
                                                                                         --------         --------          --------
NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE LOAN LOSSES                                                                    20,152           19,334            17,916

NON-INTEREST INCOME:
   Service charges and fees                                                                 4,597            3,627             3,240
   Net trading account profit                                                                  --               --               782
   Net realized gains (losses) on securities                                                  594           (1,640)            1,103
   Net gains on sales of other real estate and other assets                                   129               35                 9
   Other income                                                                               761              592               567
                                                                                         --------         --------          --------
       TOTAL NON-INTEREST INCOME                                                            6,081            2,614             5,701

NON-INTEREST EXPENSE:
   Salaries and employee benefits                                                           9,836            9,192             7,947
   Occupancy and equipment expenses                                                         3,411            3,273             2,566
   Goodwill amortization                                                                      376              376               376
   Other expenses                                                                           4,642            4,745             4,384
                                                                                         --------         --------          --------
       TOTAL NON-INTEREST EXPENSE                                                          18,265           17,586            15,273

INCOME BEFORE FEDERAL INCOME TAXES                                                          7,968            4,362             8,344
Federal income tax expense                                                                  2,904            1,624             3,056
                                                                                         --------         --------          --------
NET INCOME                                                                               $  5,064         $  2,738          $  5,288
                                                                                         ========         ========          ========

NET INCOME PER SHARE:
   BASIC EARNINGS PER SHARE                                                              $   1.26         $   0.66          $   1.17

   DILUTED EARNINGS PER SHARE                                                                1.24             0.64              1.14

See accompanying notes to consolidated financial statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                   (DOLLARS AND NUMBER OF SHARES IN THOUSANDS)

                                                                                                             ACCUMULATED
                                                                COMMON STOCK                                    OTHER
                                                      -------------------------------                       COMPREHENSIVE
                                                      NUMBER OF     PAR      PAID IN    RETAINED   TREASURY  INCOME(LOSS),   TOTAL
                                                       SHARES                CAPITAL    EARNINGS    STOCK     NET OF TAX
                                                      --------    --------   --------   --------   --------    --------    --------
BALANCE AT JANUARY 1, 1998                               4,659    $      5   $ 25,742   $ 23,395         --    $  1,956    $ 51,098
Net Income                                                  --          --         --      5,288         --          --       5,288
Unrealized gain on securities,
     net of tax and reclassification
     adjustment                                             --          --         --         --         --       1,439       1,439
                                                                                                                           --------
     Total comprehensive income                                                                                               6,727
                                                                                                                           --------
Reduction of deferred tax valuation allowance               --          --      2,873         --         --          --       2,873
Exercise of common stock options                             2          --         14         --         --          --          14
Treasury stock purchased                                  (464)         --         --         --     (8,506)         --      (8,506)
                                                      --------    --------   --------   --------   --------    --------    --------
BALANCE AT DECEMBER 31, 1998                             4,197           5     28,629     28,683     (8,506)      3,395      52,206
Net Income                                                  --          --         --      2,738         --          --       2,738
Unrealized loss on securities,
     net of tax and reclassification
     adjustment                                             --          --         --         --         --      (5,146)     (5,146)
                                                                                                                           --------
     Total comprehensive loss                                                                                                (2,408)
                                                                                                                           --------
Reduction of deferred tax valuation allowance               --          --      2,227         --         --          --       2,227
Exercise of common stock options                             9          --         53         --         --          --          53
Treasury stock purchased                                   (94)         --         --         --     (1,445)         --      (1,445)
                                                      --------    --------   --------   --------   --------    --------    --------
BALANCE AT DECEMBER 31, 1999                             4,112           5     30,909     31,421     (9,951)     (1,751)     50,633
Net Income                                                  --          --         --      5,064         --          --       5,064
Unrealized gain on securities,
     net of tax and reclassification
     adjustment                                             --          --         --         --         --       5,635       5,635
                                                                                                                           --------
     Total comprehensive income                                                                                              10,699
                                                                                                                           --------
Reduction of deferred tax valuation allowance               --          --      2,411         --         --          --       2,411
Exercise of common stock options                            82          --        512         --         --          --         512
Treasury stock purchased                                  (418)         --         --         --     (5,672)         --      (5,672)
                                                      --------    --------   --------   --------   --------    --------    --------
BALANCE AT DECEMBER 31, 2000                             3,776    $      5   $ 33,832   $ 36,485   $(15,623)   $  3,884    $ 58,583
                                                      ========    ========   ========   ========   ========    ========    ========


Disclosure of reclassification amount:

2000
Unrealized gain on  securities arising during period                                                                       $  5,243
Reclassification adjustment for gains included in income, net of tax of $202                                                    392
                                                                                                                           --------
Net unrealized gain on securities, net of tax                                                                              $  5,635
                                                                                                                           ========

1999
Unrealized loss on securities arising during period                                                                        $ (4,063)
Reclassification adjustment for losses included in income, net of tax benefit of ($558)                                      (1,083)
                                                                                                                           --------
Net unrealized loss on securities, net of tax                                                                              $ (5,146)
                                                                                                                           ========

1998
Unrealized gain on securities arising during period                                                                        $    711
Reclassification adjustment for gains included in income, net of tax of$375                                                     728
                                                                                                                           --------
Net unrealized gain on securities, net of tax                                                                              $  1,439
                                                                                                                           ========

See accompanying notes to consolidated financial statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                           ----------------------------------------
                                                                                             2000            1999            1998
                                                                                           --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                 $  5,064        $  2,738        $  5,288
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                                            2,239           2,264           1,798
     Tax benefit realized from utilization of deferred tax assets                             2,411           2,227           2,888
     Provision for possible loan losses                                                         584             625             232
     Net realized (gain) loss on securities                                                    (594)          1,640          (1,103)
     Net decrease in trading account                                                             --              --           4,908
     Write-down of other real estate owned                                                       50              63              --
     Gain on sale of other real estate owned and other assets                                  (129)            (35)             (9)
     (Increase) decrease in accrued interest receivable and other assets                       (817)         (1,228)             46
     Increase in accrued interest payable and other liabilities                                 170             320              70
                                                                                           --------        --------        --------
         Net cash provided by operating activities                                            8,978           8,614          14,118
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease in federal funds sold                                           (6,386)         25,246          (7,255)
     Net (increase) decrease in interest-bearing accounts                                      (360)             44          (2,125)
     Net increase in loans                                                                   (9,232)        (55,640)        (56,876)
     Purchases of securities available for sale                                             (75,348)        (52,228)        (27,939)
     Proceeds from sales of securities available for sale                                    46,560          26,549          15,240
     Proceeds from maturities of securities available for sale                                3,877          22,832          11,619
     Purchases of securities held to maturity                                                (1,973)             --          (7,035)
     Proceeds from maturities of securities held to maturity                                     --           4,234          23,649
     Capital expenditures                                                                    (1,345)         (3,556)         (6,480)
     Proceeds from sale of other real estate owned                                              832             258              32
                                                                                           --------        --------        --------
         Net cash used in investing activities                                              (43,375)        (32,261)        (57,170)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in demand deposits, NOW accounts,
         savings and money-market accounts                                                   29,245          35,150          10,678
     Net increase in certificates of deposit and time deposits                                5,921           6,935          22,563
     Proceeds from advances on other borrowings and long term debt                            4,169           2,413          10,641
     Principal payments on other borrowings and long term debt                               (5,954)         (5,538)         (3,143)
     Purchase of treasury stock                                                              (5,672)         (1,445)         (8,506)
     Proceeds from exercise of common stock options                                             512              53              14
                                                                                           --------        --------        --------
         Net cash provided by financing activities                                           28,221          37,568          32,247


Net (decrease) increase in cash and due from banks                                           (6,176)         13,921         (10,805)
Cash and due from banks at beginning of year                                                 30,394          16,473          27,278
                                                                                           --------        --------        --------
Cash and due from banks at end of year                                                     $ 24,218        $ 30,394        $ 16,473
                                                                                           ========        ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                         $ 18,685        $ 15,545        $ 14,776
     Federal income taxes paid                                                                  156             212              71
Non-cash items:
     Loans originated to facilitate the sale of foreclosed assets                                --             150              22
     Loan foreclosures                                                                          160              --             947

See accompanying notes to consolidated financial statements.

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of National Bancshares Corporation of Texas (the Company) and its wholly-owned subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Following is a summary of the Company's more significant accounting and reporting policies:

     NATURE OF OPERATIONS

     The Company is financial holding company which operates three commercial banks and nine branches located in Central Texas and South Texas on the Texas-Mexico border.

     CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NBT Securities Holdings, Inc. and NBT of Delaware, Inc. It also includes the accounts of NBT Securities Holdings, Inc.'s wholly-owned subsidiary, NBC Financial, Inc. and the accounts of NBT of Delaware, Inc.'s wholly-owned subsidiaries (i) NBC Bank, N.A. (Eagle Pass, Texas); (ii) NBC Bank - Laredo, N.A. (Laredo, Texas); (iii) NBC Bank (Rockdale, Texas); and (iv) NBC Holdings - Texas, Inc. (San Antonio, Texas) (collectively the "Banks"). On October 1, 2000, the accounts of NBC Bank - Central, N.A. were merged into NBC Bank, N.A.

     NBC Financial, Inc. was approved by all appropriate regulatory authorities as a fully-disclosed introducing broker/dealer, and began operations in September 1999. All securities transactions for NBC Financial, Inc. are being cleared through Pershing, a division of Credit Suisse First Boston. NBC Financial, Inc. provides general securities services for customers of our banks and the general public, and operates pursuant to a leasing arrangement in several of the banks and/or branches.

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

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The allowance is maintained at a level considered adequate by management to absorb estimated probable losses inherent in on- and off-balance sheet credit exposure. The allowance for credit losses attributable to off-balance sheet credit exposure is not material. Management determines the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans, and other pertinent factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowances for possible loan losses. Loans deemed uncollectible are charged to the allowance. The allowance is increased by provisions charged to operating expense and is decreased by charge-offs, net of recoveries.

     Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. This assessment for impairment occurs when and while such loans are on nonaccrual, or the loan has been restructured. Impaired loans are measured based on (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment is recognized by creating or adjusting an existing allocation of the allowance for possible loan losses.

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

     Interest on other loans is accrued and credited to income based on the principal amount outstanding. Generally, the accrual of interest on impaired loans is discontinued when principal or interest payments become 90 days past due, and/or in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

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

     INCOME TAXES

     The Company and its subsidiaries file an income tax return on a consolidated basis. Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of nontaxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in Statement of Financial Standards
     (SFAS) No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provisions for income taxes.

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. In accordance with AICPA Statement of Position (SOP) No. 90-7, income tax benefits recognized from preconfirmation net operating loss carryforwards were used first to reduce reorganization value in excess of amounts allocable to identifiable assets and thereafter to increase additional paid-in capital (See Note 13).

     CASH AND CASH EQUIVALENTS

     For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the consolidated balance sheet caption "cash and due from banks."

     OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     In the ordinary course of business, the subsidiary Banks have entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

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

     TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

     The Financial Accounting Standards Board's Statement No. 140 ("SFAS No. 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", replaces the Financial Accounting Standards Board's Statement No. 125 ("SFAS No. 125") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", but carries over most of SFAS No. 125's provisions without change. SFAS No. 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets. This statement should be applied prospectively and is effective for transactions occurring after March 31, 2001. Disclosure requirements of this statement and any changes in accounting for collateral are effective for fiscal years ending after December 15, 2000. The Company has adopted the disclosure requirements and does not expect the adoption of the remaining provisions of SFAS No. 140 to have a material impact on its consolidated financial statements.

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. The Company does not currently hold any derivative instruments and does not have any hedging activity. The adoption of SFAS 133 did not have an impact on the Company's consolidated financial statements.

     RECLASSIFICATIONS

     Certain amounts have been reclassified from prior presentations at December 31, 1999 and 1998 to conform to classifications at December 31, 2000. There is no effect on previously reported net income or retained earnings.

2.   INVESTMENT SECURITIES

     Investment securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of investment securities of the Company and their approximate fair values at December 31 were as follows: (Dollars in thousands)

                                                                                           DECEMBER 31, 2000
                                                                       --------------------------------------------------------
                                                                                        GROSS          GROSS
                                                                       AMORTIZED     UNREALIZED      UNREALIZED     APPROXIMATE
                                                                          COST          GAINS          LOSSES        FAIR VALUE
                                                                       --------------------------------------------------------
     SECURITIES AVAILABLE FOR SALE:
          U.S. Treasury securities                                      $123,122       $  3,236       $     --        $126,358
          U.S. Government agency and mortgage-backed securities          123,009          3,580           (164)        126,425
          Other securities including Federal Reserve Bank stock            3,119             46           (812)          2,353
                                                                        --------       --------       --------        --------
               Total                                                    $249,250       $  6,862       $   (976)       $255,136
                                                                        ========       ========       ========        ========

     SECURITIES HELD TO MATURITY:
          U.S. Government agency and mortgage-backed securities         $  1,977       $     95       $     --        $  2,072
          Foreign debt securities                                             67             --             (2)             65
                                                                        --------       --------       --------        --------
               Total                                                    $  2,044       $     95       $     (2)       $  2,137
                                                                        ========       ========       ========        ========

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                          DECEMBER 31, 1999
                                                                         -------------------------------------------------
                                                                                        GROSS        GROSS
                                                                         AMORTIZED   UNREALIZED    UNREALIZED  APPROXIMATE
                                                                            COST        GAINS        LOSSES     FAIR VALUE
                                                                         -------------------------------------------------
     SECURITIES AVAILABLE FOR SALE:
          U.S. Treasury securities                                        $163,546     $    214     $   (523)     $163,237
          U.S. Government agency and mortgage-backed securities             54,665            7       (1,257)       53,415
          Other securities including Federal Reserve Bank stock              5,710           --       (1,094)        4,616
                                                                          --------     --------     --------      --------
               Total                                                      $223,921     $    221     $ (2,874)     $221,268
                                                                          ========     ========     ========      ========

     SECURITIES HELD TO MATURITY:
          Foreign debt securities                                         $     66     $     --     $     (5)     $     61
                                                                          --------     --------     --------      --------
               Total                                                      $     66     $     --     $     (5)     $     61
                                                                          ========     ========     ========      ========

     During the year ended December 31, 2000, the Company did not transfer any securities between the held to maturity and available for sale categories. During the year ended December 31, 1999, the Company transferred securities with a fair value of $85,578,000 from the held to maturity category into the available for sale category. An unrealized gain of $2,185,036 was recorded upon the transfer in 1999.

     The unrealized gains and losses on investment securities held at December 31, 2000 and 1999 have been judged to be temporary market fluctuations with no material financial impact on the Company.

     Investment securities carried at approximately $90,166,000 and $92,225,000 at December 31, 2000 and 1999, respectively, were pledged to secure public funds.

     The scheduled maturities of securities to be held to maturity and securities available for sale at December 31, 2000 were as follows (Dollars in thousands):

                                                                            DECEMBER 31, 2000
                                                     ----------------------------------------------------------------
                                                          AVAILABLE FOR SALE                   HELD TO MATURITY
                                                     ----------------------------        ----------------------------
                                                     AMORTIZED        APPROXIMATE        AMORTIZED        APPROXIMATE
                                                       COST           FAIR VALUE           COST           FAIR VALUE
                                                     --------          --------          --------          --------
     Due in one year or less                         $  2,504          $  2,507          $     --          $     --
     Due in one year to five years                    176,781           181,245             1,058             1,088
     Due from five to ten years                        56,652            58,668                --                --
     Due after ten years                                1,291             1,296                --                --
                                                     --------          --------          --------          --------
         Total                                       $237,228          $243,716          $  1,058          $  1,088
     Equity Securities                                  2,709             1,943                --                --
     Mortgage-backed securities                         8,903             9,067               986             1,049
     Federal Reserve Bank stock                           410               410                --                --
                                                     --------          --------          --------          --------
         Total                                       $249,250          $255,136          $  2,044          $  2,137
                                                     ========          ========          ========          ========

     Gross realized gains and gross realized losses on sales of securities available for sale were $607,976 and $14,028, respectively, in 2000, $529,893 and $2,170,099, respectively, in 1999, and $1,128,294 and $25,148, respectively, in 1998.

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The components of loans in the consolidated balance sheets were as follows (Dollars in thousands):

                                                                         DECEMBER 31,
                                                                 ------------------------
                                                                    2000           1999
                                                                 ---------      ---------
     Commercial loans                                            $  38,346      $  39,962
     Real Estate - construction                                     23,058         21,959
     Real Estate - commercial                                       79,144         76,180
     Real Estate - residential                                      82,824         76,112
     Agriculture loans                                               3,278          4,836
     Consumer loans                                                 29,893         27,833
     Other loans                                                       698          1,405
                                                                 ---------      ---------
                                                                   257,241        248,287
     Unearned discount                                                (759)          (881)
                                                                 ---------      ---------
                                                                   256,482        247,406
     Allowance for possible loan losses                             (3,429)        (2,841)
                                                                 ---------      ---------
                                                                 $ 253,053      $ 244,565
                                                                 =========      =========

     Changes in the allowance for possible loan losses were as follows (Dollars in thousands):

                                                                                   DECEMBER 31,
                                                                  -----------------------------------------------
                                                                    2000                1999                1998
                                                                  -------             -------             -------
                                                                              (Dollars in Thousands)
     Balance at beginning of year                                 $ 2,841             $ 2,670             $ 2,458
         Provision for possible loan losses                           584                 625                 232
         Losses charged to the allowance                             (258)               (597)               (290)
         Recoveries credited to the allowance                         262                 143                 270
                                                                  -------             -------             -------
            Net recoveries (charge-offs)                                4                (454)                (20)
                                                                  -------             -------             -------
     Balance at end of year                                       $ 3,429             $ 2,841             $ 2,670
                                                                  =======             =======             =======

     Impaired loans are those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected including scheduled principal and interest payments. Substantially all of the Company's impaired loans are measured at the fair value of the collateral. In limited cases the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.

     As of December 31, 2000, 1999, and 1998, the Banks had impaired loans of $2,187,000, $2,334,000, and $899,000, respectively. The allowance for loan losses related to those loans was $364,000, $274,000, and $75,000, at December 31, 2000, 1999, and 1998, respectively. The average recorded investment in impaired loans during the year ended December 31, 2000, 1999, and 1998 was $1,915,000, $1,670,000, and $1,546,000, respectively. Interest income of approximately $20,000, $67,000, and $50,000 on impaired loans was recognized for cash payments received during the year ended December 31, 2000, 1999, and 1998, respectively. Management of the Company recognizes the risks associated with these impaired loans. However, management's decision to place loans in this category does not necessarily mean that the Company expects losses to occur.

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   BANK PREMISES AND EQUIPMENT

     The components of bank premises and equipment included in the consolidated balance sheets were as follows (Dollars in thousands):

                                                                                DECEMBER 31,
                                                                         -------------------------
                                                                           2000              1999
                                                                         -------           -------
     Land                                                                $ 4,345           $ 4,345
     Buildings                                                            15,408            14,523
     Equipment and furniture                                               8,763             8,720
                                                                         -------           -------
          Total Cost                                                      28,516            27,588
     Less: Accumulated depreciation                                        9,081             7,804
                                                                         -------           -------
          Net Book Value                                                 $19,435           $19,784
                                                                         =======           =======

     Depreciation expense totaled $1,694,000, $1,565,000, and $1,197,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

5.   ACCRUED INTEREST AND OTHER ASSETS

     Other assets include the following (Dollars in thousands):

                                                                               DECEMBER 31,
                                                                         -------------------------
                                                                           2000              1999
                                                                         -------           -------
     Accrued interest receivable                                         $ 6,230           $ 5,073
     Deferred tax asset                                                    1,141             4,362
     Other real estate owned                                                 314               906
     Other                                                                   669               691
                                                                         -------           -------
             Total                                                       $ 8,354           $11,032
                                                                         =======           =======

6.   DEPOSITS

     Included in total deposits are $120,121,000 and $110,690,000 of Mexican National deposits at December 31, 2000 and 1999, respectively.

     The aggregate amount of short-term jumbo certificates of deposit (CDs), each with a minimum denomination of $100,000, was approximately $93,833,000 and $91,775,000 at December 31, 2000 and 1999, respectively.

     At December 31, 2000, the scheduled maturities of CDs are as follows (Dollars in thousands):

     Year ending December 31,
                         2001                                 $  221,322
                         2002                                      8,266
                         2003                                      1,914
                         2004                                        168
                         2005 and thereafter                         212
                                                              ----------
                                                              $  231,882
                                                              ==========

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   OTHER BORROWINGS AND LONG-TERM NOTES PAYABLE

     On December 31, 2000, a subsidiary bank holding company maintained a margin account which is secured by investment securities. The interest rate is variable (6.50% at December 31, 2000). The balances at December 31, 2000 and December 31, 1999 were $432,187 and $2,317,000, respectively.

     In July 1995, $175,000 was advanced to NBC-Laredo from the Federal Home Loan Bank of Dallas. This note bears an interest rate of 6.393% and has a maturity date of August 2015. Principal and interest payments are due monthly in the approximate amount of $1,300 with the remaining balance due at maturity. The outstanding balance at December 31, 2000 and 1999 was approximately $148,000 and $153,000, respectively. In September 1998, NBC-Laredo borrowed $100,000 from the Federal Home Loan Bank of Dallas. This advance bears an interest rate of 5.15% and has a maturity date of October 2018. Principal and interest payments are due monthly in the approximate amount of $668. The outstanding balance at December 31, 2000 and 1999 was approximately $93,000 and $96,300, respectively. In December 1998, NBC-Laredo borrowed $1,250,000 from the Federal Home Loan Bank of Dallas. This advance bears an interest rate of 5.13% and has a maturity date of January 2004. Principal and interest payments are due monthly in the approximate amount of $24,000. The outstanding balance at December 31, 2000 and 1999 was approximately $808,000 and $1,025,000, respectively. In January 1999, NBC-Laredo borrowed $1,000,000 from the Federal Home Loan Bank of Dallas. This advance bears an interest rate of 5.216% and has a maturity date of February 2004. Principal and interest payments are due monthly in the approximate amount of $19,000. The outstanding balance at December 31, 2000 and 1999 was approximately $663,000 and $835,600, respectively.

     On October 2, 1999, the Company executed a $3,237,000 note with The Independent BankersBank in Dallas. The note bears a variable interest rate at Wall Street Journal prime (9.50% at December 31, 2000). Principal payments of $161,825 plus interest are due quarterly beginning January 2, 2000 with the balance of unpaid principal plus accrued interest due at maturity. The note matures on October 2, 2002. The note is collateralized by the common stock of NBT of Delaware, Inc. and the stock of the subsidiary banks. The outstanding balances at December 31, 2000 and December 31, 1999 were $1,192,000 and $2,555,000, respectively. The Company also executed a one year $4 million revolving line of credit dated May 26, 2000 with The Independent BankersBank. The line bears interest at Wall Street Journal prime with any outstanding interest to be paid quarterly. The outstanding balance at December 31, 2000 was $1,896,000. The Company has met or obtained waivers for all debt convenants at December 31, 2000.

     Aggregate maturities at December 31, 2000 are as follows:

     Year ending December 31,
                         2001                            $ 3,431,221
                         2002                              1,024,580
                         2003                                505,228
                         2004                                 72,686
                         2005 and thereafter                 199,054
                                                         -----------
                                                         $ 5,232,769
                                                         ===========

8.   COMMITMENTS AND CONTINGENT LIABILITIES

     The Company's consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are described in Note 15 as financial instruments with off-balance sheet risk.

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

     The Company has a month-to-month sub-lease agreement for general corporate office space which was renewed on December 31, 2000 at $3,500 per month. Gross rental expense for the year ended December 31, 2000, 1999, and 1998 was $42,000, $57,491, and $134,738, respectively.

9.   EARNINGS PER SHARE

     The following provides a reconciliation of basic and diluted earnings per share (Dollars in thousands, except shares and per share amounts):

                                                                             DECEMBER 31,
                                                            ----------------------------------------------
                                                               2000              1999               1998
                                                            ----------        ----------        ----------
     Net income                                             $    5,064        $    2,738        $    5,288
     Weighted average shares outstanding:
           Basic                                             4,033,374         4,154,529         4,503,427
           Diluted                                           4,067,379         4,249,197         4,625,323

     Earnings per share - Basic                             $     1.26        $     0.66        $     1.17
                                                            ==========        ==========        ==========
           Effect of diluted securities:
               stock options
                                                                 (0.02)            (0.02)            (0.03)
                                                            ----------        ----------        ----------
     Earnings per share - Diluted                           $     1.24        $     0.64        $     1.14
                                                            ==========        ==========        ==========

10.  EMPLOYEE BENEFITS

     The Company has a defined contribution plan for the benefit of substantially all employees. The plan includes a 401(k) retirement plan feature. Employees are allowed to make contributions to the plan. Each subsidiary Bank's contribution to the plan is determined annually by that Bank's Board of Directors. Plan expense for the years ended December 31, 2000, 1999 and 1998 totaled $227,660, $189,391, and $140,767, respectively.

11.  MANAGEMENT AND DIRECTOR STOCK OPTION PLAN

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

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following is a summary of transactions for the years presented:

                                                                            YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------------------
                                                               2000                   1999                   1998
                                                       --------------------   --------------------   --------------------
                                                                   WEIGHTED               WEIGHTED               WEIGHTED
                                                                     AVG                    AVG                    AVG
                                                                   EXERCISE               EXERCISE               EXERCISE
                                                        SHARES      PRICE      SHARES      PRICE      SHARES       PRICE
                                                       --------    --------   --------    --------   --------    --------
     Outstanding, beginning of year                     374,175    $  11.53    265,700    $   9.70    198,700    $   8.42
     Granted                                             80,000       13.46    117,700       15.29     70,350       13.23
     Exercised                                          (82,000)       6.25     (8,600)       6.14     (2,500)       5.68
     Canceled                                            (9,650)      14.70       (625)      15.25       (850)      13.25
                                                       --------    --------   --------    --------   --------    --------

     Outstanding, end of year                           362,525    $  13.07    374,175    $  11.53    265,700    $   9.70
                                                       ========    ========   ========    ========   ========    ========

     Exercisable at end of year                         185,385    $  11.97    205,520    $   9.21    169,280    $   8.17

     Weighted average fair value of
        options granted during the year                            $   3.89               $   5.24               $   3.55

     The options outstanding at December 31, 2000, have exercise prices between $5.68 and $15.5625 with a weighted average exercise price of $13.07 and a weighted average remaining contractual life of 3.41 years. At December 31, 2000, there remained 192,175 shares reserved for future grants of options under the Plans.

     The Company has elected to account for this plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options granted. The fair value of the options granted in 2000, 1999 and 1998 were estimated as of the date of grant using a Black-Scholes options valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have characteristics which are different from the Company's employee stock options. In addition, option valuation models require the input of highly subjective assumptions which can significantly impact the estimated fair value. The following weighted-average assumptions were used for 2000, 1999 and 1998: risk-free interest rate of 5.12%, 6.475% and 4.654%, respectively; expected dividend yield of 0%; expected volatility of 12.9%, 14.7% and 12%, respectively; and expected life of 6 years.

     Had compensation cost for the stock option plan been determined based on the fair value method established by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                     2000             1999             1998
                                                                   --------         --------         --------
          Net income                          As reported          $  5,064         $  2,738         $  5,288
                                              Pro Forma            $  4,896         $  2,587         $  5,206

          Basic earnings per share            As reported          $   1.26         $   0.66         $   1.17
                                              Pro Forma            $   1.21         $   0.62         $   1.16

          Diluted earnings per share          As reported          $   1.24         $   0.64         $   1.14
                                              Pro Forma            $   1.20         $   0.61         $   1.13

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  OTHER EXPENSES

     Other expenses include the following (Dollars in thousands):

                                                                                                 DECEMBER 31,
                                                                               -----------------------------------------------
                                                                                 2000                1999                1998
                                                                               -------             -------             -------
     Advertising                                                               $   301             $   378             $   306
     Data processing expenses                                                      384                 319                 267
     FDIC insurance                                                                101                  51                  49
     Insurance                                                                     137                 133                 107
     Office supplies                                                               560                 685                 603
     Postage and courier                                                           531                 526                 498
     Professional fees                                                             909                 837                 905
     Miscellaneous                                                               1,719               1,816               1,649
                                                                               -------             -------             -------
            Total                                                              $ 4,642             $ 4,745             $ 4,384
                                                                               =======             =======             =======

13.  FEDERAL INCOME TAX

     The provision for federal income tax consisted of the following (Dollars in thousands):

                                                                                           YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------------------
                                                                                 2000                1999                1998
                                                                               -------             -------             -------
     Currently paid or payable                                                 $   157             $   132             $   168
     Deferred expense                                                            2,747               1,492               2,888
                                                                               -------             -------             -------
            Total                                                              $ 2,904             $ 1,624             $ 3,056
                                                                               =======             =======             =======

     The provision for federal income tax is less than that computed by applying the federal statutory rate of 34% to income before income taxes as indicated in the following analysis (Dollars in thousands):

                                                                                           YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------------------
                                                                                 2000                1999                1998
                                                                               -------             -------             -------
     Tax based on statutory rate                                               $ 2,709             $ 1,483             $ 2,837
     Effect of tax-exempt income                                                   (10)                (16)                (15)
     Interest and other nondeductible expenses                                      12                   7                   9
     Alternative minimum tax                                                       157                 132                 167
     Goodwill                                                                       28                  28                  28
     Other, net                                                                      8                 (10)                 30
                                                                               -------             -------             -------
                                                                               $ 2,904             $ 1,624             $ 3,056
                                                                               =======             =======             =======

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The components of the deferred income tax assets and liabilities consist of the following (Dollars in thousands):

                                                                                                     YEAR ENDED DECEMBER 31,
                                                                                                    --------------------------
                                                                                                      2000              1999
                                                                                                    --------          --------
     Deferred Tax Assets Related to:
           Net operating loss carryforward                                                          $ 28,065          $ 30,417
           Other real estate owned                                                                        85                67
           Allowance for loan losses                                                                     143                --
           Securities valuation reserve                                                                   31                64
           Non-accrual loan interest                                                                     258               235
           Securities writedown                                                                           --               744
           Other                                                                                          77                90
           Net unrealized depreciation on securities available for sale                                   --               902
                                                                                                    --------          --------
                                                                                                      28,659            32,519
           Less: valuation allowance                                                                  24,874            27,285
                                                                                                    --------          --------
                Total Deferred Tax Assets                                                              3,785             5,234
                                                                                                    --------          --------

     Deferred Tax Liabilities Related to:
           Allowance for loan losses                                                                      --               (17)
           Depreciation                                                                                  (86)              (89)
           Bond accretion                                                                               (557)             (749)
           Goodwill                                                                                       --               (17)
           Net unrealized appreciation on securities available for sale                               (2,001)               --
                                                                                                    --------          --------
                Total Deferred Tax Liabilities                                                        (2,644)             (872)
                     Net Deferred Tax Asset                                                         $  1,141          $  4,362
                                                                                                    ========          ========

     For federal income tax purposes, the Company had approximately $83 million in net operating loss carryforwards as of December 31, 2000 which will be available to reduce income tax liabilities in future years. The preconfirmation net operating loss carryforwards arose from the Company's emergence from a reorganization under Chapter 11 of the United States Bankruptcy Code in May 1992. If unused, approximately $79 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

     Pursuant to SFAS No. 109, the Company had available certain deductible temporary differences and net operating loss carryforwards for use in future tax reporting periods, which created deferred tax assets. SFAS No. 109, requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the year ended December 31, 2000 and 1999, the deferred tax asset valuation allowance was reduced by $2,411,000 and $2,227,000, respectively, to adjust the recorded net deferred tax asset to an amount considered more likely than not to be realized. The net deferred tax asset recorded on the books of the Company was $1,141,000 at December 31, 2000. Realization of this asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Realization could also be affected by a significant ownership change of the Company over a period of three years as prescribed by income tax law. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2000. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In accordance with AICPA SOP No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", income tax benefits recognized from preconfirmation net operating loss carryforwards and other tax assets are used first to reduce the reorganization value in excess of amounts allocable to identifiable assets and then to increase additional paid-in capital.

14.  RELATED PARTY TRANSACTIONS

     The Banks have entered into transactions with their directors, executive officers, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2000 and 1999 was $6,407,000 and $6,774,000,
     respectively. During the year ended December 31, 2000 and 1999, new loans to such related parties amounted to $2,451,000 and $2,653,000, respectively, and repayments amounted to $1,296,000 and $2,670,000, respectively.

     During 2000 and 1999, the Company utilized a stock brokerage firm, which is 100% owned by the Company's Chairman, to execute certain transactions on its behalf. The Company uses an unrelated company to act as custodian and clearing firm for its investment assets. Net commissions earned by the traders at the brokerage firm, excluding the Company Chairman, related to investment transactions by the Company in 2000 and 1999 totaled $3,812 and $7,128.

15.  FINANCIAL INSTRUMENTS

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

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A summary of the notional amounts of the Bank's financial instruments with off-balance sheet risk at December 31, 2000 is as follows:

                                                              NOTIONAL AMOUNT
                                                              ---------------
     Commitments to extend credit                              $   20,162,000
     Commitments to extend credit - Credit Cards                      756,000
     Financial standby letters of credit                              999,000
     Performance standby letters of credit                            760,000
     Commercial letters of credit                                     300,000

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

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The estimated fair values of the Company's financial instruments were as follows:

                                                                          DECEMBER 31, 2000                DECEMBER 31, 1999
                                                                       ------------------------        ------------------------
                                                                                       (Dollars in Thousands)
                                                                       CARRYING          FAIR          CARRYING          FAIR
                                                                        AMOUNT           VALUE          AMOUNT           VALUE
                                                                       --------        --------        --------        --------
     Financial Assets:
           Cash and due from banks                                     $ 24,218        $ 24,218        $ 30,394        $ 30,394
           Interest bearing deposits in banks                             2,659           2,659           2,299           2,299
           Federal funds sold                                            18,335          18,335          11,949          11,949
           Securities available for sale                                255,136         255,136         221,268         221,268
           Securities held to maturity                                    2,044           2,137              66              61
           Loans - net                                                  253,053         249,895         244,565         249,357
           Accrued interest receivable                                    6,230           6,230           5,073           5,073

     Financial Liabilities:
           Demand deposits                                               83,126          83,126          70,629          70,629
           NOW, money market, and
               savings accounts                                         209,898         209,898         193,150         193,150
           Time deposits                                                231,882         232,644         225,961         268,420
           Accrued interest payable                                       2,121           2,121           1,591           1,591
           Other debt                                                     5,232           5,232           7,017           7,017

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

16.  CONCENTRATIONS OF CREDIT

     Substantially all of the Banks' loans, commitments, and letters of credit have been granted to customers in the Banks' market areas which include South and Central Texas. Substantially all of these customers are depositors of the Banks. Investments in state and municipal securities also involve governmental entities within the Banks' market areas. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Letters of credit are granted primarily to commercial borrowers.

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  REGULATORY MATTERS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and its subsidiary Banks meet all capital adequacy requirements to which it is subject.

     As of December 31, 2000, the most recent notification from the Banking regulators categorized the Company and its subsidiary Banks as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Company and its subsidiary Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' categories.

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company and its subsidiary Banks actual capital amounts and ratios are also presented in the table (Dollars in thousands).

                                                                                                      TO BE WELL CAPITALIZED
                                                                                FOR CAPITAL           UNDER PROMPT CORRECTIVE
     AS OF DECEMBER 31, 2000:                             ACTUAL             ADEQUACY PURPOSES           ACTION PROVISIONS
                                                  ---------------------      ------------------         --------------------
                                                   AMOUNT        RATIO        AMOUNT     RATIO           AMOUNT      RATIO
                                                  --------       ------      --------   -------         --------   ---------
     Total Capital to Risk Weighted Assets:
         CONSOLIDATED                             $ 49,571       17.56%      $ 22,585   >= 8.00%        $ 28,231   >= 10.00%
         Eagle Pass                                 27,465       15.43%        14,239   >= 8.00           17,798   >= 10.00
         Laredo                                      9,833       14.25%         5,521   >= 8.00            6,901   >= 10.00
         Rockdale                                    8,275       24.60%         2,691   >= 8.00            3,364   >= 10.00

     Tier 1 Capital to Risk Weighted Assets:
         CONSOLIDATED                             $ 46,142       16.35%      $ 11,293   >=  4.00%       $ 16,939   >=  6.00%
         Eagle Pass                                 25,294       14.21%         7,119   >=  4.00          10,679   >=  6.00
         Laredo                                      9,054       13.12%         2,761   >=  4.00           4,141   >=  6.00
         Rockdale                                    7,855       23.35%         1,346   >=  4.00           2,019   >=  6.00

     Tier 1 Capital to Average Assets:
         CONSOLIDATED                             $ 46,142        8.01%      $ 23,036   >=  4.00%       $ 28,795   >=  5.00%
         Eagle Pass                                 25,294        7.35%        13,757   >=  4.00          17,196   >=  5.00
         Laredo                                      9,054        7.81%         4,638   >=  4.00           5,797   >=  5.00
         Rockdale                                    7,855        7.08%         4,438   >=  4.00           5,548   >=  5.00

                                                                                                      TO BE WELL CAPITALIZED
                                                                                FOR CAPITAL           UNDER PROMPT CORRECTIVE
     AS OF DECEMBER 31, 1999:                             ACTUAL             ADEQUACY PURPOSES           ACTION PROVISIONS
                                                  ---------------------      ------------------         --------------------
                                                   AMOUNT        RATIO        AMOUNT     RATIO           AMOUNT      RATIO
                                                  --------       ------      --------   -------         --------   ---------
     Total Capital to Risk Weighted Assets:
         CONSOLIDATED                             $ 46,076       17.47%      $ 21,094   =>  8.00%       $ 26,368   =>  10.00%
         Eagle Pass                                 20,299       13.99%        11,607   =>  8.00          14,509   =>  10.00
         Laredo                                      9,077       15.50%         4,684   =>  8.00           5,856   =>  10.00
         Rockdale                                    7,532       21.86%         2,756   =>  8.00           3,445   =>  10.00
         Luling                                      4,356       22.26%         1,566   =>  8.00           1,957   =>  10.00

     Tier 1 Capital to Risk Weighted Assets:
         CONSOLIDATED                             $ 43,235       16.40%      $ 10,547   =>  4.00%       $ 15,821   =>   6.00%
         Eagle Pass                                 19,104       13.17%         5,804   =>  4.00           8,705   =>   6.00
         Laredo                                      8,377       14.31%         2,342   =>  4.00           3,513   =>   6.00
         Rockdale                                    7,102       20.61%         1,378   =>  4.00           2,067   =>   6.00
         Luling                                      4,108       20.99%           783   =>  4.00           1,174   =>   6.00

     Tier 1 Capital to Average Assets:
         CONSOLIDATED                             $ 43,235        7.86%      $ 21,990   =>  4.00%       $ 27,488   =>   5.00%
         Eagle Pass                                 19,104         6.49%       11,777   =>  4.00          14,721   =>   5.00
         Laredo                                      8,377        8.14%         4,119   =>  4.00           5,148   =>   5.00
         Rockdale                                    7,102        6.45%         4,408   =>  4.00           5,510   =>   5.00
         Luling                                      4,108       13.61%         1,207   =>  4.00           1,509   =>   5.00

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

     Condensed balance sheet information of National Bancshares Corporation of Texas (The Parent Company) at December 31, 2000 and 1999, and the related statements of income and cash flows for the years ended December 31, 2000, 1999 and 1998 are as follows (Dollars in thousands):

     BALANCE SHEETS:
                                                                                                               DECEMBER 31,
                                                                                                         ----------------------
                                                                                                           2000          1999
                                                                                                         --------      --------
     ASSETS:
     Cash                                                                                                $    269      $    194
     Investment in subsidiaries                                                                            59,762        50,093
     Fixed assets - net                                                                                        53            78
     Federal tax benefits due                                                                               1,049           923
     Deferred tax asset                                                                                     3,483         3,185
     Other assets                                                                                              83           171
                                                                                                         --------      --------
           Total Assets                                                                                  $ 64,699      $ 54,644
                                                                                                         ========      ========

     LIABILITIES AND STOCKHOLDERS' EQUITY:
     Notes payable                                                                                       $  3,088      $  2,555
     Accrued interest payable and other liabilities                                                           211           186
                                                                                                         --------      --------
           Total Liabilities                                                                                3,299         2,741
                                                                                                         --------      --------
     Common stock                                                                                               5             5
     Surplus - common stock                                                                                33,832        30,909
     Retained earnings                                                                                     36,485        31,421
     Accumulated other comprehensive income (loss)                                                          3,884        (1,751)
     Treasury stock, at cost (770,221 shares in 2000, 475,682 shares in 1999)                             (12,806)       (8,681)
                                                                                                         --------      --------
           Total Stockholders' Equity                                                                      61,400        51,903
                                                                                                         --------      --------
                                                                                                         $ 64,699      $ 54,644
                                                                                                         ========      ========

     STATEMENTS OF OPERATIONS:
                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                           ------------------------------------
                                                                                             2000          1999          1998
                                                                                           --------      --------      --------
     INCOME:
        Dividends from subsidiaries                                                        $  2,450      $  3,936      $  2,300
        Undistributed earnings of subsidiaries                                                3,884             8         3,924
        Other income                                                                             69           128           412
                                                                                           --------      --------      --------

                                                                                              6,403         4,072         6,636
                                                                                           --------      --------      --------
     EXPENSES:
        Salaries and employee benefits                                                          859           773           690
        Occupancy and equipment expenses                                                        218           227           141
        Interest expense                                                                        265           383           202
        Professional fees                                                                       185           200           238
        Other operating expenses                                                                208           173           249
                                                                                           --------      --------      --------

                                                                                              1,735         1,756         1,520
                                                                                           --------      --------      --------
        INCOME BEFORE FEDERAL INCOME TAX BENEFIT                                              4,668         2,316         5,116
        Federal income tax benefit                                                              396           422           172
                                                                                           --------      --------      --------
        NET INCOME                                                                         $  5,064      $  2,738      $  5,288
                                                                                           ========      ========      ========

                  NATIONAL BANCSHARES OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     STATEMENTS OF CASH FLOWS:
                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                             ---------------------------------
                                                                                               2000         1999         1998
                                                                                             -------      -------      -------
    CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                              $ 5,064      $ 2,738      $ 5,288
     Adjustments to reconcile net income to net cash provided by operating activities:
          Equity in earnings of subsidiaries                                                  (6,334)      (3,944)      (6,224)
          Dividends received                                                                   2,450        3,936        2,300
          Depreciation                                                                            25           27           28
          Tax benefit realized from utilization of deferred tax assets                         2,411        2,227        2,873
          Provision for deferred income taxes                                                   (298)         (67)        (122)
          Increase in accrued interest receivable and other assets                               (38)         (68)        (235)
          Increase (decrease) in accrued interest payable and other liabilities                   25          (54)         153
                                                                                             -------      -------      -------
              Net cash provided by operating activities                                        3,305        4,795        4,061
     CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                                    --         (406)        (136)
          Capital contribution to subsidiaries                                                  (150)        (377)          --
                                                                                             -------      -------      -------
              Net cash used in investing activities                                             (150)        (783)        (136)
     CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from advances on debt                                                       3,516           --        6,386
          Principal payments on other debt                                                    (2,983)      (3,631)      (2,500)
          Exercise of common stock options                                                       512           53           14
          Purchase of treasury stock                                                          (4,125)        (600)      (8,081)
                                                                                             -------      -------      -------
              Net cash used in financing activities                                           (3,080)      (4,178)      (4,181)

     Net increase (decrease) in cash and due from banks                                           75         (166)        (256)
     Cash and due from banks at beginning of year                                                194          360          616
                                                                                             -------      -------      -------
     Cash and due from banks at end of year                                                  $   269      $   194      $   360
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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item with respect to directors of the Company, as well as executive officers who are also Directors of the Company is set forth below.

         JAY H. LUSTIG, Mr. Lustig, age 46, has been Chairman of the Board of the Company since May 1992. Mr. Lustig has been the Chairman of the Board and CEO of NBI, Inc., a publicly traded holding company, since 1993. Mr. Lustig has been a member of the Board of Directors of Sightsound.com, Inc. since 1996. In May 1995, Mr. Lustig became President of Equibond, Inc., an investment firm based in Santa Monica, California. From September 1988 to May 1995, Mr. Lustig had been associated with Drake Capital Securities, Inc., an NASD member, via J.H.L. Holdings, Inc., a personally owned investment holding company.

         MARVIN E. MELSON, age 65, has been a Director, Chief Executive Officer, President, and Secretary of the Company since May 1992; Chairman of the Board of NBC-Laredo and a Director of NBC-Eagle Pass and NBC-Rockdale since May 1992; and President of NBC-Laredo from August 1993 to March 1998. Mr. Melson served as Executive Vice President and Commercial Loan Officer at Laredo National Bank, Laredo, Texas, from August 1989 to May 1992. From March 1981 to August 1989, Mr. Melson served as Chairman of the Board and President of NBC-Laredo.

         H. GARY BLANKENSHIP, age 60, has been a Director of the Company since May 1992. Mr. Blankenship has been Chairman of Greater Southwest Bancshares, Inc., and its subsidiary, Bank of the West, Irving, Texas, since 1986 (neither of which entities are affiliated with the Company).

         TAMIR HACKER, age 44, has been a Director of the Company since September 2000. Mr. Hacker has been a stockbroker with Equibond, Inc. since June 1996. From May 1982 to June 1996 Mr. Hacker was employed as a stock broker with Oppenheimer & Co.

         JOHN W. LETTUNICH, age 71, has been a Director of the Company since March 1995, and has been Chairman of the Board of NBC-Eagle Pass since January 1997. Mr. Lettunich was Chairman of the Board, President and CEO of NBC-Eagle Pass from 1989 to January 1997.

         CHARLES T. MEEKS, age 66, has been a Director of the Company since March 1995. Since July 1994, Mr. Meeks has been the principal of the Charles
T. Meeks Company, a bank consulting firm. Mr. Meeks was Senior Vice President, Alex Sheshunoff Management Services, Inc., from February 1989 to June 1994. Mr. Meeks is also Chairman of the Board of Texline State Bank in Texline, Texas (which is not affiliated with the Company).

         No family relationships exist among the executive officers and directors of the Company.

         Information required by this Item with respect to executive officers of the Company who are not also directors of the Company is set forth below.

ANNE R. RENFROE, age 36, has been the Chief Financial Officer of the Company since May 1995. Formerly, Ms. Renfroe was Vice-President and Controller of Texas Independent Bank, Dallas, Texas from December 1992 to January 1995. In addition, from August 1989 to December 1992 Ms. Renfroe was an audit supervisor with Fisk Robinson, P.C., Dallas, Texas. From 1986 to 1989, Ms. Renfroe was Assistant Controller for NorthPark National Bank in Dallas, Texas. Ms. Renfroe is a certified public accountant.

MORRIS D. WEISS, age 41, has been Senior Vice President and General Counsel for the Company since April 1997 with responsibilities for overseeing and managing the legal affairs of the Company. Prior to joining the Company, Mr. Weiss was a partner with the law firm of Weil, Gotshal & Manges, LLP from January 1994 until April 1997 in the Business Finance and Restructuring Department, and had been an associate at such firm since October 1985.

         The Company also employs eight significant employees who are not directors or executive officers of the Company but who make or are expected to make significant contributions to the business of the Company. The following sets forth biographical information of the persons:

FRANK D. BARROW, age 56, has been Chairman of the Board and President of NBC-Rockdale since 1986.

MARIO J. GONZALEZ, age 37, has been President and Chief Executive Officer of NBC-Laredo since March 1998. Formerly, Mr. Gonzalez was Executive Vice President of NBC-Laredo from April 1993 to March 1998. Prior to joining NBC-Laredo, Mr. Gonzalez was a National Bank Examiner with the OCC, from October 1986 until April 1993.

WILLIAM D. HALES, age 54, has been President of NBC-Luling since March 1988.

R. SAMUEL JUVE, age 48, has been President of NBC-Eagle Pass since January 1997. Formerly, Mr. Juve was Executive Vice President of NBC-Eagle Pass, since April 1993 and Senior Vice President of NBC-Eagle Pass from February 1990 until March 1993.

DWAYNE J. KOLLY, age 48, has been Executive Vice President, Chief Operations Officer and Information Services Coordinator of NBC-Laredo since March 1998. Formerly, Mr. Kolly was Senior Vice President Information Services Coordinator and Cashier for NBC-Laredo from October 1993 to March 1998. Prior to joining NBC-Laredo, Mr. Kolly was Vice President and Cashier of First National Bank, Uvalde, Texas, from 1986 to 1993.

THOMAS MCMORRIS, age 60, has been Executive Vice President of NBC-Eagle Pass and President of NBC-San Antonio since February 1998. Formerly, Mr. McMorris was Senior Vice President/Community Investment Group of NationsBank of Texas, San Antonio from 1990 to 1998.

GEORGE W. SCHUH, age 54, has been Executive Vice President, Cashier and Secretary of NBC-Eagle Pass since March 1994. Formerly, Mr. Schuh was Senior Vice President, Cashier and Secretary of NBC-Eagle Pass from June 1992 to March 1994. Prior to joining NBC-Eagle Pass, Mr. Schuh was Senior Vice President & Cashier for The Bank of the West, Austin, Texas from August 1991 to June 1992.

HECTOR VASQUEZ, JR., age 47, has been Senior Vice President and Information Services Manager of NBC Holdings - Texas, Inc. since February 1997. Formerly Mr. Vasquez was Senior Vice President and Management Information Services Director for Citizens Bank of Corpus Christi, Texas from July 1973 to February 1997.

          COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and any persons holding more than ten percent of the Company's Common Stock to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities Exchange Commission and to provide copies of such reports to the Company. Based upon the Company's review of copies of such reports received by the Company and written representations of its directors and executive officers, the Company believes that during the year ended December 31, 2000, all Section 16(a) filing requirements were satisfied except for an inadvertent late filing of a Form 3 by Tamir Hacker.

ITEM 11.  EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

BOARD COMPENSATION AND BENEFITS COMMITTEE REPORT ON EXECUTIVE COMPENSATION

          The Compensation Committee of the Board of Directors (the "Committee") is committed to maintaining compensation programs for the Company's executive officers which further the Company's mission. The Committee adheres to the following compensation policies which are intended to facilitate the achievement of the Company's business strategies:

         - Compensation levels for each element of pay should be targeted at rates that are reflective of the median levels of current market practices prevalent in comparable banking organizations. Offering market-comparable pay allows the Company to attract and maintain a stable, successful management team.

         - The Company's compensation packages should strengthen the relationship between pay and performance with variable, at-risk compensation that is dependent upon the level of success in meeting specified Company and individual performance goals.

         - Ownership of the Company's Common Stock by executives should be encouraged to further align executives' interests with those of shareholders and the Company and to promote a continuing focus on building profitability and shareholder value.

         - Sustained superior performance by individual executives over a period of years, including actions to increase revenues, reduce expenses, enhance service and product quality, improve market share and thereby enhancing shareholder value, should be rewarded.

         In evaluating compensation, the Company is aware of the limitations on deductibility of compensation paid to highly compensated persons as imposed by the Internal Revenue Code section 162(m). While the Company does not at this time have any executive officer within the range of compensation for which limitations are imposed by that provision, the Compensation Committee's policy is to review the impact of section 162(m), and the requirements imposed on performance-based compensation described in the section, in the context of any qualifying compensation that may be proposed to be paid in the future.

         To preserve objectivity in the achievement of its goals, the Committee is comprised of two independent, non-employee directors and one director, Mr. Lustig, who is employed by the Company. It is the Committee's overall goal to develop compensation policies that are consistent with and linked to strategic business objectives and Company values. The Committee approves the design of, assesses the effectiveness of, and administers compensation programs in support of compensation policies. The Committee also reviews all salary arrangements and other remuneration for all executive officers of the Company and the Subsidiary Banks. The various components of the compensation programs for executive officers are discussed below.

         BASE SALARY. Base salary levels are largely determined through comparison with banking organizations of a size similar to the Company's. Surveys are utilized to establish base salaries that are within the range of those persons with similar years of experience and holding positions of comparable responsibility at other banking organizations of a size and complexity similar to the Company. Following the determination of market-based pay, each officer's individual performance, achievements, and contributions to the growth of the Company are evaluated subjectively in determining the individual's base salary. The Committee reviews the base salary of all executive officers on an annual basis.

         INCENTIVE BONUS PLAN. In March 1995, the Board of Directors of the Company adopted a Performance Compensation Plan (the "Plan") for its employees and the employees of its subsidiary Banks. The Plan is administered by the Committee. The amount of money available for distribution in the Plan is dependent upon the attainment of performance objectives which the Committee believes are important for achieving long-term shareholder value. The Presidents of the subsidiary Banks, in consultation with one or more principal officers of the respective Bank, determines the amount which will be awarded from the Plan to the employees of the Bank. The amount of the bonus available for the Presidents of the subsidiary Banks is determined by the Committee. The Plan rewards all employees based on the attainment of certain performance goals of the Company and its subsidiaries. The officers of the Company are eligible to participate at the same level as all employees in relationship to their respective base salaries. The performance goals effective for 2000 included specific goals for profits, asset quality and operational productivity. All awards under the Plan are contingent on the Company and the Subsidiaries attaining certain basic financial objectives such as return on assets.

         STOCK OPTIONS. On May 26, 1995, the Shareholders of the Company adopted the 1995 Stock Plan (the "1995 Plan"). It is the Company's philosophy that awarding stock options to executive officers of the Company and Subsidiary Banks, based upon their respective positions and contributions to the Company's overall success will help attract and retain high quality, result-oriented professionals committed to creating long-term shareholder value. Additionally, because options are subject to forfeiture if the employee leaves the Company prior to their becoming exercisable, options provide an incentive to remain with the Company long-term. Options granted in 2000 become exercisable in one-fifth increments beginning one year from the date of the grant. The option price for shares is the fair market value of the shares on the date of the grant. The Named Executives who have received options under the 1995 Plan are, Jay H. Lustig who has received 42,000 options, Marvin E. Melson, who has received 42,000 options, John W. Lettunich who has received 42,000 options, and Morris D. Weiss who has received 23,500 options.

2000 COMPENSATION OF THE PRESIDENT AND CHIEF EXECUTIVE OFFICER

         Mr. Melson serves as the President and Chief Executive Officer of the Company. Mr. Melson's 2000 base salary is governed by his employment agreement entered into by the Company and Mr. Melson in 1999, as described later. His salary is comparable to a survey of peer group institutions. Mr. Melson participates in the incentive bonus plan at the Company level. In 2000 he earned an incentive bonus of $30,000, which is approximately 17 percent of his base salary, which is lower than the average in the survey of the peer group. The incentive bonus was based on attaining certain performance goals. Mr. Melson has the right to purchase 16,000 shares of the Company's Common Stock. He is vested in 7,200 of these shares as of December 31, 2000. Mr. Melson received 4,000 option grants in 2000 with an exercise price of $13.5625, the market value on the date of the grant.

CONCLUSION

         The Committee believes these executive compensation policies and programs serve the interests of shareholders and the Company effectively and that the various pay vehicles offered are appropriately balanced to provide increased motivation for executives to contribute to the Company's overall future successes, thereby enhancing the value of the company for the shareholders' benefit.

         The Committee will continue to monitor the effectiveness of the company's total compensation program to meet the current needs of the Company.

                                          Jay H. Lustig, Chairman
                                          H. Gary Blankenship
                                          Charles T. Meeks

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Lustig who is a member of the Compensation Committee of the Board of Directors of the Company was, during 2000, an employee of the Company. During 2000, no executive officer of the Company (i) served as a member of the compensation committee of another entity, one of whose executive officers served on the Compensation Committee of the Company, (ii) served as a director of another entity, one of whose executive officers served on the Compensation Committee of the Company, or (iii) was a member of the compensation committee of another entity, one of whose executive officers served as a director of the Company.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth summary compensation information with respect to the Company's Chairman and Chief Executive Officer, and the most highly compensated executive officers of the Company who earned over $100,000 in annual salary and bonus ("the Named Executives"), for the years ended December 31, 2000, 1999 and 1998:

                           SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION       LONG-TERM COMPENSATION
                                             ------------------------------ -----------------------
                                                                             NUMBER OF SECURITIES
             NAME AND                FISCAL                                   UNDERLYING OPTIONS        ALL OTHER
        PRINCIPAL POSITION            YEAR      SALARY          BONUS             GRANTED (#)        COMPENSATION (1)
----------------------------------- -------- ------------- ---------------- ----------------------- ------------------
Jay H. Lustig                        2000         $80,000       $18,000             10,000                  -
Chairman of the Company              1999         $71,667       $18,000               -                     -
                                     1998         $60,000       $18,000               -                     -

Marvin E. Melson                     2000        $175,000       $30,000             4,000                $6,800
President, CEO and Director          1999        $173,625       $30,000               -                  $6,400
of the Company                       1998        $164,000       $30,000               -                  $4,000

John W. Lettunich                    2000         $40,000           -               9,000                $1,600
Director of the Company and          1999         $40,000           -                 -                   $ 400
Chairman of NBC Bank, N.A.           1998        $110,000       $26,000               -                  $3,675

Morris D. Weiss                      2000        $112,042       $18,000             3,500                $5,202
Senior Vice President &              1999         $75,000        $7,500               -                  $3,300
General Counsel of the Company       1998         $75,000        $7,500               -                  $2,060

 ------------------
(1) All other compensation reflects payments by the Company to the Company's 401(k) Plan on behalf of the Named Executives.

         The following table sets forth the options granted to the Named Executives in fiscal year 2000 under the Company's 1995 Plan. No stock appreciation rights ("SAR's") have been granted by the Company to any of the Named Executives.

                              OPTION GRANTS IN 2000

                                                                                              POTENTIAL REALIZABLE VALUE
                                NUMBER OF                                                     AT ASSUMED ANNUAL RATES OF
                               SECURITIES        % OF TOTAL                                  STOCK PRICE APPRECIATION FOR
                               UNDERLYING     OPTIONS GRANTED     EXERCISE                            OPTION TERM
                                 OPTIONS      TO EMPLOYEES IN      PRICE       EXPIRATION    ------------------------------
            NAME                GRANTED       FISCAL YEAR (1)   ($/SHARE)         DATE            5%              10%
   ------------------------ ----------------- ---------------- -------------  -------------- --------------  --------------
   Jay H. Lustig                      10,000            15.2%     $ 13.5625     04/17/07         $  55,213       $ 128,670

   Marvin E. Melson                    4,000             6.1%     $ 13.5625     04/17/07         $  22,085       $  51,468

   John W. Lettunich                   9,000            13.6%     $ 13.5625     04/17/07         $  49,692       $ 115,803

   Morris D. Weiss                     3,500             5.3%     $ 13.5625     04/17/07         $  19,325       $  45,034

   ------------------------
   (1) Based on 66,000 options granted to all employees in 2000.

OPTION EXERCISES AND VALUATION

         The table below reports exercises of stock options by the Named Executives during fiscal year 2000 and the value of their unexercised stock options as of December 31, 2000. The stock options were granted pursuant to the Company's 1994 and 1995 Plans.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                         NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED                    IN-THE-MONEY
                          SHARES                         OPTIONS AT 12/31/00                OPTIONS AT 12/31/00(1)
                       ACQUIRED ON       VALUE      -------------- ---------------    -------------- ------------------
        NAME           EXERCISE (#)    REALIZED ($)   EXERCISABLE   UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
--------------------- --------------- ------------- -------------- ---------------    -------------- ------------------
Jay H. Lustig             21,000        $ 157,500       6,600          14,400            $ 1,650           $1,100
Marvin E. Melson          26,000        $ 182,813       7,200           8,800            $ 1,800           $1,200
John W. Lettunich         21,000        $ 141,750       9,200          11,800            $40,150           $  700
Morris D. Weiss             -              -           20,000           3,500            $ 5,000             -

---------------------
(1) The value of options is based on the difference between the closing sales price of $13.50 per share of Common Stock on December 31, 2000 and the exercise price of the option.

DEFERRED COMPENSATION

         No deferred compensation has been awarded to the Named Executives.

COMPENSATION OF DIRECTORS

         Each outside director receives $1,500 for attending each regular meeting in person of the Board of Directors of the Company and is eligible to participate in certain of the Company's stock option plans. If a regular board meeting is held by conference call the outside director receives $750 for participating in the meeting. The Company also pays a fee of $500 per outside director for participation in any meetings of a committee to which he has been appointed if the committee meeting is scheduled on a different day than the board meeting.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Jay H. Lustig, Marvin E. Melson and Morris D. Weiss. Mr. Lustig's agreement, effective as of June 1, 1999, provides that he shall serve, at the pleasure and direction of the Company's Board of Directors, as the Chairman of the Board of the Company. Upon the expiration of the initial three year term, the agreement shall be automatically renewed for successive periods of one year each, unless, not later than 30 days prior to the end of the initial term or any renewal term, either party has given notice that it does not wish to extend the agreement. During the term of employment, the agreement provides for an annual base salary of $80,000. Mr. Lustig is also eligible to participate in any other compensation, tax benefit or other benefit plan of the Company, and is entitled to reimbursement of all reasonable and customary expenses incurred in performing services thereunder in accordance with the Company's policies and procedures. Mr. Lustig's employment agreement also provides that in the event the Company terminates or elects not to renew the agreement other than for cause (or if the Company breaches the agreement), Mr. Lustig will receive the greater of the amount of salary for he would have otherwise received for the partial term remaining or six month's salary at the rate then in effect for such period, payable in a lump sum within 30 days of termination. The agreement obligates the Company to indemnify and hold harmless the employee to the fullest extent authorized or permitted by Texas law, and to the fullest extent so permitted, to require the Company to advance expenses on behalf of the employee as incurred.

         On February 26, 1999, Mr. Melson entered into an employment agreement with the Company. The term of this agreement is for two years, with a provision for automatic renewal for continuing one year terms unless either the Company or Mr. Melson gives prior notice of their intention not to continue with the agreement. Pursuant to the agreement, Mr. Melson is to receive an annual base salary of $175,000 to be paid by the Company. Mr. Melson is also eligible to participate in any other compensation, tax benefit or other benefit plan of the Company. Mr. Melson is, in addition, entitled to the use of a Company automobile or to reimbursement for auto rental expenses related to his employment if no Company automobile is available. If Mr. Melson is unable to perform his duties under this agreement as a result of incapacity due to physical or mental illness, Mr. Melson is entitled to receive, and not in lieu of any disability benefits, the full salary he would have otherwise received under this agreement for the partial term remaining in the then current term of this agreement plus, as a lump sum, an additional amount equal to the greater of (i) the amount of salary Mr. Melson would have otherwise received for the partial term remaining in the then current term, or (ii) six months' salary at the rate in effect for such period ("the Additional Amount"). If Mr. Melson's employment is terminated by death, the Company shall pay to Mr. Melson's legal representative or beneficiary, the full salary he would have received under this agreement for the partial term remaining in the current term of this agreement plus the Additional Amount. If Mr. Melson's employment is terminated for cause, Mr. Melson shall receive all amounts due to him through thirty days after notice of termination has been given. The agreement obligates the Company to indemnify and hold harmless the employee to the fullest extent authorized or permitted by Texas law, and to the fullest extent so permitted, to require the Company to advance expenses on behalf of the employee as incurred. On February 26, 2001, the Company chose not to renew Mr. Melson's contract, and as a result, Mr. Melson was paid $87,500 in March 2001 pursuant to the contract. Mr. Melson continues to serve in his previous capacity on an at will basis.

         On April 7, 2000, Mr. Weiss entered into an employment agreement with the Company to serve as General Counsel of the Company. The term of this agreement is for one year, with a provision for automatic renewal for one year terms unless either the Company or Mr. Weiss gives prior notice, not later than 90 days prior to the initial term or renewal term, of their intention not to continue with the agreement. Pursuant to the agreement, Mr. Weiss is to receive an annual base salary of $90,000 to be paid by the Company. The contract also provided that the vesting of previously granted stock options in the amount of 20,000 granted on June 25, 1997, would be accelerated so that the options would be fully vested at the execution of the contract. Mr. Weiss is also eligible to participate in any other compensation, tax benefit or other benefit plan of the Company and is entitled to reimbursement of all reasonable and customary expenses incurred in performing services thereunder in accordance with the Company's policies and procedures. Mr. Weiss' employment agreement also provides that in the event the Company terminates or elects not to renew the agreement other than for cause (if Company breaches the agreement) or if there is a change in control, Mr. Weiss will receive the greater of, the amount of salary for he would have otherwise received for the partial term remaining, six month's salary at the rate then in effect for such period, or any severance payable under the then current policy of the Company, payable in a lump sum within 30 days of termination. The agreement obligates the Company to indemnify and hold harmless the employee to the fullest extent authorized or permitted by Texas law, and to the fullest extent so permitted, to require the Company to advance expenses on behalf of the employee as incurred. Mr. Weiss entered into a dual employment agreement on April 17, 2000 with NBC Financial, Inc., a broker-dealer subsidiary of the Company to serve as President of the subsidiary. The terms of the agreement are identical to his other employment contract with the Company with the exception of the salary which is $35,000 annually and paid by the subsidiary.

                        PENSION AND PROFIT SHARING PLANS

         During 1993, the Company adopted a defined contribution profit sharing plan (the "401(k) Plan") for the benefit of substantially all employees. The 401(k) Plan includes a 401(k) retirement plan feature. Employees are allowed to make contributions to the 401(k) Plan. Each subsidiary Bank's contribution to the 401(k) Plan is determined annually by that Bank's Board of Directors. Profit sharing expense for the years ended December 31, 2000 and 1999, totaled $227,660 and $189,391, respectively. The Named Executives who received contributions to the 401(k) Plan in 2000 and 1999 were: John W. Lettunich who received $1,600 in 2000 and $400 in 1999; Marvin E. Melson received $6,800 in 2000 and $6,400 in 1999; and Morris D. Weiss who received $5,202 in 2000 and $3,300 in 1999.

PERFORMANCE GRAPH

         Below is a performance graph comparing the cumulative total shareholder return on National Bancshares Corporation of Texas common Stock with the cumulative total return of companies on the Standard & Poor's 500 Stock Index and American Stock Exchange Bank Index.


                                    [GRAPH]

                                                                       PERIOD ENDING
                                          ------------------------------------------------------------------------
INDEX                                         12/31/95   12/31/96    12/31/97    12/31/98    12/31/99    12/31/00
------------------------------------------------------------------------------------------------------------------
National Bancshares Corp.                       100.00     117.07      185.37      162.20      145.12      131.71
S&P 500                                         100.00     122.86      163.86      210.64      254.97      231.74
SNL AMEX Bank Index                             100.00     129.29      220.68      229.52      211.28      199.87

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      STOCK OWNERSHIP OF CERTAIN BENEFICIAL

                              OWNERS AND MANAGEMENT

         The following table sets forth information as of March 1, 2001, as to shares of Common Stock beneficially owned by (i) each director of the Company, (ii) the directors and executive officers of the Company as a group, and (iii) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock. Except as otherwise indicated and subject to applicable community property laws, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished by the respective individual or entities, as the case may be.

                                                                                     SHARES          % OF TOTAL
                                                                                  BENEFICIALLY         SHARES
                                                                                      OWNED          OUTSTANDING
DIRECTORS, OFFICERS AND FIVE PERCENT SHAREHOLDERS (1)
--------------------------------------------------

Jay H. Lustig (2)...............................................................     222,725            5.62%

Marvin E. Melson (3)............................................................     144,231            3.64%

John W. Lettunich (3)...........................................................     71,936             1.82%

H. Gary Blankenship (4).........................................................     55,762             1.41%

Charles T. Meeks (4)............................................................     44,200             1.12%

Tamir Hacker (5)................................................................     305,400            7.71%

All directors and executive officers as a group (8 persons)(6)..................     872,354           22.02%

---------------------

(1) The business address of the directors and officers of the Company is the Company's business address.
(2) The number of shares beneficially owned by Mr. Lustig includes 157,125 shares of Common Stock owned of record; 22,400 shares of Common Stock owned by his wife and children; 35,600 shares in Prophecy Partners, a Delaware limited partnership (an investment partnership managed by an entity controlled by Mr. Lustig); and 7,600 shares of Common Stock options which are exercisable within 60 days of March 1, 2001.
(3) The number of shares beneficially owned by Messrs. Melson and Lettunich includes 7,600 and 10,100 shares of Common Stock reserved for issuance under stock options which are exercisable by each of them within 60 days of March 1, 2001.
(4) The number of shares beneficially owned by Messrs. Blankenship and Meeks includes 39,200 shares of Common Stock reserved for issuance under stock options which are exercisable by each of them within 60 days of March 1, 2001.
(5) The number of shares beneficially owned by Mr. Hacker are held in the name of Hakatak Enterprises, Inc., Nominee, which holds its shares as nominees for HP Partners, a California limited partnership, Tamir Hacker, an individual, and Tamir and Teri Hacker as joint tenants. Of the shares held by Hakatak Enterprises, Inc., Nominee, 270,000 are for HP Partners, 20,400 are for Tamir Hacker and 15,000 are for Tamir and Teri Hacker.
(6) The number of shares of Common Stock beneficially owned by the directors and officers as a group includes 103,600 shares of Common Stock reserved for issuance under stock options which are exercisable within 60 days of March 1, 2001. See footnotes (2),(3) and (5) above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Subsidiary Banks, from time to time, have entered into transactions with some of the executive officers and directors of the Company. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The Subsidiary Banks expect to continue to enter into such transactions in the ordinary course of business on similar terms with the Company's executive officers and directors.

OTHER TRANSACTIONS

         During 2000, the Company utilized a stock brokerage firm, Equibond, Inc., which is 100 percent owned by Mr. Lustig, to execute certain transactions on its behalf. Net revenues earned by the brokerage firm related to investment transactions by the Company in 2000 totaled $3,812 on purchase and sale transactions. The Company uses an unrelated company to act as custodian and clearing firm for its investment assets.

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

         3.2      Bylaws of the Company . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . .   *

         10.1     Employment Agreement between the Company and Jay H. Lustig, dated June 1, 1999 . . . . . . . . . . .

         10.2     Employment Agreement between the Company
                  and Marvin E. Melson dated February 26, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .

         10.3     1994 Non-Qualified Stock Option Plan, adopted March 30, 1994 . . . . . . . . . . . . . . . . . . . .   *

         10.8     Sublease for 100 Wilshire Boulevard. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ***

         10.9     Form of Stock Subscription Agreement for 1994 Private Placement. . . . . . . . . . . . . . . . . . . ***

         10.10    1995 Stock Option Plan, amended May 19, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .

         10.11    Form of Outside Director's Stock Option Agreement for 1995 Stock Option Plan . . . . . . . . . . . . ***

         10.12    Form of Non-Qualified Stock Option Agreement for 1995 Stock Option Plan. . . . . . . . . . . . . . . ***

         10.13    Employment Agreement between the Company and Morris D. Weiss, dated April 7, 2000. . .


         11.1     Computation of Earnings Per Share. . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . .

         16       Letter regarding Change in Certifying Accountant. . . . . . . . . . . . . . . .  . . . .  . . . . . ****

         21.1     Subsidiaries of the Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

         23.2a    Consent of KPMG, LLP, independent auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . .
         23.2b    Consent of Padgett, Stratemann, LLP, independent auditors . . . . . . . . . . . . . . . . . . . . .

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, National Bancshares Corporation of Texas has duly caused this report to be signed on its behalf by the undersigned, this 29th day of March, 2001, thereunto duly authorized.

                    NATIONAL BANCSHARES CORPORATION OF TEXAS

                       By:  /S/ ANNE R. RENFROE
                            -------------------------------------------
                           Anne R. Renfroe
                           Chief Financial Officer and Chief Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                SIGNATURE                           TITLE                                      DATE

/s/ Jay H. Lustig                           Chairman of the Board                       March 29, 2001
----------------------------------------
Jay H. Lustig


/s/ Marvin E. Melson                        Director, President                         March 29, 2001
----------------------------------------    Chief Executive Officer
Marvin E. Melson


/s/ H. Gary Blankenship                     Director                                    March 29, 2001
----------------------------------------
H. Gary Blankenship


/s/ Tom Hacker                              Director                                    March 29, 2001
----------------------------------------
Tom Hacker


/s/ John W. Lettunich                       Director                                    March 29, 2001
----------------------------------------
John W. Lettunich


/s/ Charles T. Meeks                        Director                                    March 29, 2001
----------------------------------------
Charles T. Meeks