Form 10-Q
period 2001-03-31
NATIONAL BANCSHARES CORP OF TEXAS
filed 2001-05-15
CIK 69834

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


           [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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


     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,770,501 shares of Common Stock, $.001 par value, outstanding as of May 3, 2001.


================================================================================

Part I.   Financial Information
Item 1.  Financial Statements

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                  ASSETS
                                                                    MARCH 31,       DECEMBER 31,
                                                                      2001             2000
                                                                    ---------      -------------
Cash and due from banks                                             $  18,075        $  24,218
Interest-bearing accounts                                               3,199            2,659
Federal funds sold                                                     28,436           18,335
Investment securities available for sale                              259,339          255,136
Investment securities held to maturity                                  2,046            2,044
Loans, net of discounts                                               264,905          256,482
Allowance for possible loan losses                                     (3,523)          (3,429)
                                                                    ---------        ---------
  Net loans                                                           261,382          253,053
Bank premises and equipment, net                                       19,231           19,435
Goodwill                                                                7,957            8,051
Other assets                                                            6,611            8,354
                                                                    ---------        ---------
      Total Assets                                                  $ 606,276        $ 591,285
                                                                    =========        =========



          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand deposits - non-interest bearing                            $  86,961        $  83,126
  Interest-bearing transaction accounts (NOW)                          82,222           92,157
  Savings and money market accounts                                   122,593          117,741
  Certificates and time deposits under $100,000                       142,596          136,789
  Certificates and time deposits $100,000 and over                    100,154           95,093
                                                                    ---------        ---------
      Total Deposits                                                  534,526          524,906
                                                                    ---------        ---------
Accrued interest payable and other liabilities                          3,877            2,564
Other borrowings                                                        1,386            2,328
Long term notes payable                                                 2,631            2,904
                                                                    ---------        ---------
      Total Liabilities                                               542,420          532,702
Stockholders' Equity:
  Common Stock, $.001 par value, 100,000,000 shares
    authorized, 4,751,834 issued and 3,770,501 outstanding
    at March 31, 2001 and 4,751,834 issued and 3,775,501
    outstanding at December 31, 2000                                        5                5
  Additional paid-in capital                                           34,296           33,832
  Retained earnings                                                    37,543           36,485
  Accumulated other comprehensive income, net of tax                    7,704            3,884
  Treasury Stock, at cost (981,333 shares in 2001, 976,333 shares
    in 2000)                                                          (15,692)         (15,623)
                                                                    ---------        ---------
      Total Stockholders' Equity                                       63,856           58,583
                                                                    ---------        ---------
      Total Liabilities and Stockholders' Equity                    $ 606,276        $ 591,285
                                                                    =========        =========

See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                              THREE MONTHS ENDED
                                                             MARCH 31,   MARCH 31,
                                                            ----------------------
                                                               2001        2000
                                                              -------    -------
INTEREST INCOME:
   Interest and fees on loans                                 $ 5,971    $ 5,668
   Interest on investment securities                            3,931      3,392
   Interest on federal funds sold                                 242        353
   Interest on deposits in banks                                   45         34
                                                              -------    -------
       TOTAL INTEREST INCOME                                   10,189      9,447

INTEREST EXPENSE:
   Interest on deposits                                         4,909      4,254
   Interest on debt                                                96        122
                                                              -------    -------
       TOTAL INTEREST EXPENSE                                   5,005      4,376

NET INTEREST INCOME                                             5,184      5,071
   Less: Provision for possible loan losses                       120        190
                                                              -------    -------
NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE LOAN LOSSES                                         5,064      4,881

NON-INTEREST INCOME:
   Service charges and fees                                     1,206        984
   Net realized gains on securities                                 4          7
   Net gains on sales of other real estate and assets            --           11
   Miscellaneous income                                            63         96
                                                              -------    -------
       TOTAL NON-INTEREST INCOME                                1,273      1,098

NON-INTEREST EXPENSE:
   Salaries and employee benefits                               2,633      2,420
   Occupancy and equipment expenses                               823        829
   Goodwill amortization                                           94         94
   Other expenses                                               1,174      1,155
                                                              -------    -------
       TOTAL NON-INTEREST EXPENSE                               4,724      4,498

INCOME BEFORE FEDERAL INCOME TAXES                              1,613      1,481
Federal income tax expense                                        555        542
                                                              -------    -------
NET INCOME                                                    $ 1,058    $   939
                                                              =======    =======
BASIC EARNINGS PER SHARE                                      $  0.28    $  0.23
                                                              =======    =======
DILUTED EARNINGS PER SHARE                                    $  0.28    $  0.22
                                                              =======    =======


See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                         ACCUMULATED
                                                          COMMON STOCK                                     OTHER
                                                 -------------------------------                        COMPREHENSIVE
                                                  NUMBER OF              PAID-IN   RETAINED  TREASURY  INCOME(LOSS), NET
                                                   SHARES        PAR     CAPITAL   EARNINGS    STOCK      NET OF TAX       TOTAL
                                                  ---------  --------   --------  ---------  ---------  ---------------- ---------
BALANCE AT JANUARY 1, 2000                          4,112    $      5   $ 30,909   $ 31,421   $ (9,951)   $ (1,751)      $ 50,633
Net income                                           --          --         --        5,064       --          --            5,064
Unrealized gain on securities AFS,
     net of tax and reclassification
     adjustment                                      --          --         --         --         --         5,635          5,635
                                                                                                                         --------
Total comprehensive income                                                                                                 10,699
                                                                                                                         --------
Reduction of deferred tax valuation
allowance                                            --          --        2,411       --         --          --            2,411
Exercise of Common Stock options                       82        --          512       --         --          --              512
Treasury stock purchased                             (418)       --         --         --       (5,672)       --           (5,672)
                                                 --------    --------   --------   --------   --------    --------       --------
BALANCE AT DECEMBER 31, 2000                        3,776    $      5   $ 33,832   $ 36,485   $(15,623)   $  3,884       $ 58,583
                                                 ========    ========   ========   ========   ========    ========       ========
Net income                                           --          --         --        1,058       --          --            1,058
Unrealized gain on securities AFS,
     net of tax and reclassification
     adjustment                                      --          --         --         --         --         3,820          3,820
                                                                                                                         --------
Total comprehensive income                                                                                                  4,878
                                                                                                                         --------
Reduction of deferred tax valuation
allowance                                            --          --          464       --         --          --              464
Treasury stock purchased                               (5)       --         --         --          (69)       --              (69)
                                                 --------    --------   --------   --------   --------    --------       --------
BALANCE AT MARCH 31, 2001                           3,771    $      5   $ 34,296   $ 37,543   $(15,692)   $  7,704       $ 63,856
                                                 ========    ========   ========   ========   ========    ========       ========


Disclosure of reclassification
amount:

2001
Unrealized gain on securities arising during period                                                                      $  3,818
Reclassification adjustment for gains included in income, net of tax of  $2                                                     2
                                                                                                                         --------
Net unrealized gain on securities, net of tax                                                                            $  3,820
                                                                                                                         ========
2000
Unrealized gain on securities arising during period                                                                      $  5,243
Reclassification adjustment for gains included in income, net of tax of  $202                                                 392
                                                                                                                         --------
Net unrealized gain on securities, net of tax                                                                            $  5,635
                                                                                                                         ========

See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                               -----------------------
                                                                                 2001           2000
                                                                               --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $  1,058       $    939
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                                  490            592
     Tax benefit realized from utilization of deferred tax assets                   464            498
     Provision for possible loan losses                                             120            190
     Net realized gain on securities available for sale                              (4)            (7)
     Gain on sale of other real estate owned and other assets                      --              (11)
     Decrease in accrued interest receivable and other assets                       654            548
     Increase in accrued interest payable and other liabilities                     436            219
                                                                               --------       --------
         Net cash provided by operating activities                                3,218          2,968
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net increase in federal funds sold                                         (10,101)       (30,383)
     Net increase in interest-bearing accounts                                     (540)           (93)
     Net (increase) decrease in loans                                            (8,449)         4,944
     Purchases of securities available for sale                                     (24)        (8,257)
     Proceeds from sales of securities available for sale                         1,013          8,972
     Proceeds from maturities of securities available for sale                      578            579
     Purchases of securities held to maturity                                      --           (3,842)
     Capital expenditures                                                          (173)          (780)
     Proceeds from sale of other real estate owned                                 --              713
                                                                               --------       --------
         Net cash used in investing activities                                  (17,696)       (28,147)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease) increase in demand deposits, NOW accounts,
         savings and money-market accounts                                       (1,248)        14,137
     Net increase in certificates of deposit and time deposits                   10,868          3,691
     Proceeds from advances on other borrowings and long term debt                 --              223
     Principal payments on other borrowings and long term debt                   (1,216)          (500)
     Purchase of treasury stock                                                     (69)          (546)
     Proceeds from exercise of common stock options                                --              512
                                                                               --------       --------
         Net cash provided by financing activities                                8,335         17,517

Net decrease in cash and due from banks                                          (6,143)        (7,662)
Cash and due from banks at beginning of period                                   24,218         30,394
                                                                               --------       --------
Cash and due from banks at end of period                                       $ 18,075       $ 22,732
                                                                               ========       ========
SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                             $  5,072       $  4,185
     Federal income taxes paid                                                       11             10


See Notes to Consolidated Financial Statements.

            NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of National Bancshares Corporation of Texas and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the parent company and all subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain items in prior period's financial statements have been reclassified in conformity with the current year's presentation. The consolidated financial statements are unaudited, but include all adjustments (consisting primarily of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results of the periods presented. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be reported for the entire period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.


NOTE 2 - SUBSIDIARIES

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NBT Securities Holdings, Inc. and NBT of Delaware, Inc. It also includes the accounts of NBT Securities Holdings, Inc.'s wholly-owned subsidiary, NBC Financial, Inc. and the accounts of NBT of Delaware, Inc.'s wholly-owned subsidiaries NBC Bank, N.A. (Eagle Pass, Texas) (the "Bank") and NBC Holdings - Texas, Inc. (San Antonio, Texas). As of March 31, 2001, NBC Bank - Laredo, N.A. and NBC Bank were merged into NBC Bank, N.A.

NOTE 3 - INVESTMENT SECURITIES

The following tables present the amortized cost and approximate fair value of the investment securities portfolio as of March 31, 2001 and December 31, 2000 (Dollars in thousands):

                                                                                      MARCH 31, 2001
                                                                 -------------------------------------------------------
                                                                                 GROSS          GROSS
                                                                 AMORTIZED     UNREALIZED     UNREALIZED     APPROXIMATE
                                                                   COST          GAINS          LOSSES        FAIR VALUE
                                                                 ---------    ------------   ------------   ------------
SECURITIES AVAILABLE FOR SALE:
    U.S. Treasury securities                                     $123,056       $  5,820       $   --          $128,876
    U.S. Government agency and mortgage-backed securities         121,506          6,519             (2)        128,023
    Other securities including Federal Reserve Bank stock           3,103             68           (731)          2,440
                                                                 --------       --------       --------        --------
       Total                                                     $247,665       $ 12,407       $   (733)       $259,339
                                                                 ========       ========       ========        ========
SECURITIES HELD TO MATURITY:
    U.S. Government agency and mortgage-backed securities        $  1,979       $    134       $   --          $  2,113
    Foreign debt securities                                            67              5           --                72
                                                                 --------       --------       --------        --------
       Total                                                     $  2,046       $    139       $   --          $  2,185
                                                                 ========       ========       ========        ========


                                                                                  DECEMBER 31, 2000
                                                                -------------------------------------------------------
                                                                                GROSS          GROSS
                                                                AMORTIZED     UNREALIZED     UNREALIZED     APPROXIMATE
                                                                  COST          GAINS          LOSSES       FAIR VALUE
                                                                ---------    ------------   ------------   ------------
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury securities                                      $123,122       $  3,236       $   --          $126,358
  U.S. Government agency and mortgage-backed securities          123,009          3,580           (164)        126,425
  Other securities including Federal Reserve Bank stock            3,119             46           (812)          2,353
                                                                --------       --------       --------        --------
   Total                                                        $249,250       $  6,862       $   (976)       $255,136
                                                                ========       ========       ========        ========
SECURITIES HELD TO MATURITY:
  U.S. Government agency and mortgage-backed securities         $  1,977       $     95       $   --          $  2,072
  Foreign debt securities                                             67           --               (2)             65
                                                                --------       --------       --------        --------
   Total                                                        $  2,044       $     95       $     (2)       $  2,137
                                                                ========       ========       ========        ========


Unrealized gains and losses on investment securities held at March 31, 2001 and December 31, 2000 have been determined to be temporary market fluctuations.

The following table shows the maturity schedule of the Company's investment portfolio as of March 31, 2001 (Dollars in thousands):

                                                                          MARCH 31, 2001
                                               -------------------------------------------------------------------
                                                  AVAILABLE FOR SALE                      HELD TO MATURITY
                                               ----------------------------         ------------------------------
                                               AMORTIZED        APPROXIMATE         AMORTIZED          APPROXIMATE
                                                 COST            FAIR VALUE            COST             FAIR VALUE
                                              -----------      ------------        -----------        ------------
Due in one year or less                        $ 12,555           $ 12,735           $     17           $     17
Due in one year to five years                   189,678            203,628              2,029              2,168
Due from five to ten years                       41,066             39,271               --                 --
Due after ten years                                --                 --                 --                 --
                                               --------           --------           --------           --------
    Total                                      $243,299           $255,634           $  2,046           $  2,185
Equity Securities                                 2,693              2,030               --                 --
Mortgage-backed securities                        1,263              1,265               --                 --
Federal Reserve Bank stock                          410                410               --                 --
                                               --------           --------           --------           --------
    Total                                      $247,665           $259,339           $  2,046           $  2,185
                                               ========           ========           ========           ========

The carrying value of investment securities pledged to secure public funds amounted to approximately $123,700,000 at March 31, 2001 and $90,166,000 at December 31, 2000.

NOTE 4 - LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

An analysis of the allowance for possible loan losses for the three months ended March 31, 2001 and 2000 is presented below:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    2001           2000
                                                  -------        -------
                                                  (Dollars in Thousands)
Balance at beginning of period                    $ 3,429        $ 2,841
    Provision for possible loan losses                120            190
    Losses charged to the allowance                   (95)           (58)
    Recoveries credited to the allowance               69             36
                                                  -------        -------
       Net charge-offs                                (26)           (22)
                                                  -------        -------
Balance at end of period                          $ 3,523        $ 3,009
                                                  =======        =======

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. At March 31, 2001 and 2000, the Banks had impaired loans of $2,052,000 and $1,919,000, respectively. The allowance for loan losses related to those loans was $209,000 and $293,000, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2001 and 2000, was $2,108,000 and $2,006,000, respectively. Interest income of approximately $13,000 and $32,000 on impaired loans was recognized for cash payments received during the three months ended March 31, 2001 and 2000, respectively.

NOTE 5 - OTHER BORROWINGS AND NOTES PAYABLE

On October 2, 1999, the Company executed a $3,237,000 note with The Independent BankersBank in Dallas. The note bears a variable interest rate at prime rate as published by the Wall Street Journal (8.00% at March 31, 2001). Principal payments of $161,825 plus interest are due quarterly beginning January 2, 2000 with unpaid principal plus accrued interest due at maturity. The note matures on October 2, 2002. The note is collateralized by the common stock of NBT of Delaware, Inc. and the stock of the Bank. The balance at March 31, 2001 was $1,030,000. The Company also executed a one year $4 million revolving line of credit dated October 29, 1999 with The Independent BankersBank. The line bears interest at Wall Street Journal prime (8.00% at March 31, 2001) with any outstanding interest to be paid quarterly. The outstanding balance at March 31, 2001 was $1,386,000. The Company has met or obtained waivers for all debt covenants at March 31, 2001.

In July 1995, September 1998, December 1998 and January 1999, the Bank borrowed $175,000, $100,000, $1,250,000 and $1,000,000, respectively, from the Federal Home Loan Bank of Dallas. The notes bear interest rates of 6.393%, 5.15%, 5.126%, and 5.216%, respectively. The maturity dates of the notes are August 2015, October 2018, January 2004, and February 2004, respectively. Principal and interest payments are due monthly in the approximate amount of $45,000 per month in the aggregate with the remaining balances due at maturity. The aggregate balance outstanding at March 31, 2001 was $1,601,000.

NOTE 6 - INCOME TAX EXPENSE

The provision for Federal income tax expense is less than that computed by applying the federal statutory rate of 34% as indicated in the following analysis (dollars in thousands):

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       --------------------
                                                        2001          2000
                                                        -----        -----
Tax based on statutory rate                             $ 549        $ 504
Effect of tax-exempt income                                (1)          (4)
Interest and other nondeductible expenses                   3            3
Alternative Minimum Tax                                    23           33
Goodwill                                                    7            7
Other, net                                                (26)          (1)
                                                        -----        -----
                                                        $ 555        $ 542
                                                        =====        =====

For Federal income tax purposes, the Company has approximately $81 million in net operating loss carryforwards as of March 31, 2001 which will be available to reduce income tax liabilities in future years. The preconfirmation net operating loss carryforwards arose from the Company's emergence from a reorganization under Chapter 11 of the United States Bankruptcy Code in May 1992. If unused, approximately $77 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

Pursuant to SFAS No. 109, the Company has available certain deductible temporary differences and net operating loss carryforwards for use in future tax reporting periods, which created deferred tax assets. SFAS No.
109 requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the three months ended March 31, 2001 and 2000, the deferred tax asset valuation allowance was reduced by $464,000 and $498,000, respectively, to adjust the recorded net deferred tax asset to an amount considered more likely than not to be realized. The deferred tax asset related to the operating loss carry forwards net of the valuation allowance and recorded on the books of the Company was approximately $3,100,000 at March 31, 2001. Realization of this asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Realization could also be affected by a significant ownership change of the Company over a period of three years as set forth in the Internal Revenue Code. Although realization of the net deferred tax asset is not assured because of these uncertainties, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance, will be realized.

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

NOTE 8 - STOCK REPURCHASE PLAN

The Company began a stock repurchase plan in 1997 authorizing management to purchase up to 1,300,000 shares of the Company's common stock through the open market based on market conditions. In the first three months of 2001 and 2000, 5,000 shares and 40,387 shares, respectively, were purchased by the Company through the open market at an average cost of $13.81 and $13.50 per share, respectively.

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

RESULTS OF OPERATIONS

  Net income for the three months ended March 31, 2001 was $1,058,000 or $0.28 per diluted share compared with $939,000 or $0.22 per diluted share for the three months ended March 31, 2000. The three months ended March 31, 2001 included a non-recurring expense of $87,500 for a charge incurred for the non-renewal of an employment contract. Excluding the non-recurring item, net income for the three months ended March 31, 2001 was $1,117,000, net of tax, or $0.29 per diluted share, an increase of 19% compared to last year's first quarter results. Net interest income for the three months ended March 31, 2001 increased $113,000 over the same period of 2000. Non-interest expenses were up $226,000, or 5.0%, which includes the $87,500 non-recurring expense mentioned above for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Non-interest income increased $175,000 or 15.9% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Non-interest income increased primarily due to the increase in service charges and fee income from $984,000 for the period ended March 31, 2000 to $1,206,000 for the period ended March 31, 2001. The return on average assets for the three months ended March 31, 2001 was 0.73% compared to 0.67% for the three months ended March 31, 2000.

  Average assets have increased $26 million or 4.7% to $586 million for the three months ended March 31, 2001 from an average of $560 million for the three months ended March 31, 2000. Average earning assets increased 7.0% for the three months ended March 31, 2001 compared to March 31, 2000.

NET INTEREST INCOME

  Net interest income constitutes the principal source of income for the Bank and represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The increase of $113,000 or 2.2% in net interest income for the three months ended March 31, 2001 compared to the same period in 2000 was due primarily to earning asset growth. For the three months ended March 31, 2001 average loans increased $12 million or 4.9% over the same period in 2000. Interest income increased $743,000 or 7.9% over the same period in 2000 due primarily to earning asset growth. Interest expense increased $630,000 or 14.4% over the same period in 2000 due primarily to an increase in the rates being paid on deposits. The net interest margin for the three months ended March 31, 2001 decreased 14 basis points to 3.97% when compared to March 31, 2000. The net interest margin is the net return on earning assets which is computed by dividing taxable equivalent net interest income by average total earning assets.

    The net interest spread decreased to 3.23% for the three months ended March 31, 2001 from 3.55% at March 31, 2001. The decrease in the net interest spread is primarily due to the increase in rates being paid on deposits.

                INTEREST EARNED/INCURRED AND RATES
                      (Dollars in thousands)

                                                         FOR THE THREE MONTHS ENDED             FOR THE THREE MONTHS ENDED
                                                               MARCH 31, 2001                          MARCH 31, 2000
                                               --------------------------------------------  ---------------------------------------
                                                                 INTEREST                                  INTEREST
                                                 AVERAGE         INCOME/         AVERAGE      AVERAGE       INCOME/       AVERAGE
                                                 BALANCE         EXPENSE        YIELD/RATE    BALANCE       EXPENSE     YIELD/RATE
                                               ---------       -----------     ------------  ----------   ----------    ------------
INTEREST-EARNING ASSETS:
  Interest-bearing accounts                    $   3,177       $      45            5.74%    $   2,359     $      34          5.78%
  Federal funds sold                              17,478             242            5.64%       24,849           353          5.70%
  Investment securities (F):
    U.S. Treasuries                              123,117           1,871            6.16%      161,250         2,489          6.19%
    U.S. Government agencies                     124,233           2,047            6.68%       57,517           888          6.19%
    Other                                            795              13            6.63%          702            15          8.57%
                                               ---------       ---------       ---------     ---------     ---------     ---------
        Total investment securities              248,145           3,931            6.42%      219,469         3,392          6.20%
  Loans, net of discounts (A)                    261,467           5,972            9.26%      249,166         5,672          9.13%
                                               ---------       ---------       ---------     ---------     ---------     ---------
        Total interest-earning assets            530,267          10,190            7.79%      495,843         9,451          7.65%

NON-INTEREST BEARING ASSETS:
  Cash and due from banks                         19,540                                        23,319
  Allowance for possible loan losses              (3,478)                                       (2,907)
  Other assets                                    39,786                                        43,685
                                               ---------                                     ---------
        Total assets                           $ 586,115                                     $ 559,940
                                               =========                                     =========
INTEREST-BEARING LIABILITIES:
  Interest bearing transaction accounts           90,155             670            3.01%       80,140           577          2.89%
  Savings, money market and certificates
    of deposit                                   350,516           4,239            4.91%      341,178         3,677          4.32%
  Other debt                                       4,880              96            7.98%        7,072           122          6.92%
                                               ---------       ---------       ---------     ---------     ---------     ---------
        Total interest-bearing
          liabilities                            445,551           5,005            4.56%      428,390         4,376          4.10%
NON-INTEREST BEARING LIABILITIES:
  Demand deposits                                 81,421                                        74,708
  Other liabilities                                3,879                                         3,473
                                               ---------                                     ---------
      Total liabilities                          530,851                                       506,571
STOCKHOLDERS' EQUITY (F)                          55,264                                        53,369
                                               ---------                                     ---------
      Total liabilities and
        stockholders' equity                   $ 586,115                                     $ 559,940
                                               =========                                     =========

Taxable equivalent net interest income                             5,185                                       5,075
Less: taxable equivalent adjustment                                    1                                           4
                                                               ---------                                   ---------
Net interest income                                            $   5,184                                   $   5,071
                                                               =========                                   =========
Net interest spread (B)                                                             3.23%                                     3.55%
                                                                               =========                                   =======
Net interest margin (C)                                                             3.97%                                     4.11%
                                                                               =========                                   =======
SELECTED OPERATING RATIOS:
  Return on assets (D)                                                              0.73%                                     0.67%
                                                                               =========                                   =======
  Return on equity (E)                                                              7.76%                                     7.05%
                                                                               =========                                   =======

----------------------
(A) Non-accrual loans are included in the average balances used in calculating this table.

(B) The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.

(C) The net interest margin is the taxable-equivalent annualized net interest income divided by average interest-earning assets.

(D) The return on assets ratio was computed by dividing annualized net income by average total assets, excluding the effect of the unrealized gain or loss on securities available for sale.

(E) The return on equity ratio was computed by dividing annualized net income by average total stockholders' equity, excluding the effect of the unrealized gain or loss on securities available for sale.

(F) The average balance has been adjusted to exclude the effect of the unrealized gain or loss on securities available for sale.

  The following table analyzes the increase in taxable-equivalent net interest income stemming from changes in interest rates and from asset and liability volume, including mix, for the three months ended March 31, 2001 and 2000. Non-accruing loans have been included in assets for calculating this table, thereby reducing the yield on loans. The changes in interest due to both rate and volume in the table below have been allocated to volume or rate change on a pro-rata basis.

          ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME

                                                       THREE MONTHS ENDED MARCH 31, 2001
                                                             VS. MARCH 31, 2000
                                                 -----------------------------------------
                                                                       DUE TO CHANGE IN
                                                   INCREASE        -----------------------
                                                  (DECREASE)        RATE           VOLUME
                                                 -----------------------------------------
Taxable-equivalent interest income:
    Interest-bearing accounts                       $  11          $  (1)          $  12
    Federal funds sold                               (110)            (4)           (106)
    Investment securities                             539            117             422
    Loans, net of unearned discount                   300             68             232
                                                    -----          -----           -----
       Total taxable-equivalent
          interest income                             740            180             560
                                                    -----          -----           -----
Interest expense:
    Interest-bearing accounts                         656            447             209
    Other debt                                        (26)            92            (118)
                                                    -----          -----           -----
       Total interest expense                         630            539              91
                                                    -----          -----           -----
Taxable-equivalent
    net interest income                             $ 110          $(359)          $ 469
                                                    =====          =====           =====

  Taxable-equivalent net interest income for the three months ended March 31, 2001 increased $110,000 or 2.2% over the same period in 2000. The increase is reflected in the increase in the volume of earning assets offset by the increase in the volume and rate of interest bearing liabilities.

INTEREST RATE SENSITIVITY

  Management seeks to maintain consistent growth of net interest income through periods of changing interest rates by avoiding fluctuating net interest margins. Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to repricing characteristics of interest earning assets and liabilities.

  The following table indicates the Company's interest rate sensitivity position at March 31, 2001:

          INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES
                      (Dollars in thousands)


                                                                                                      NON-RATE
                                                            RATE SENSITIVE                            SENSITIVE
                                     -----------------------------------------------------------     -----------
                                     IMMEDIATELY        WITHIN          WITHIN                          OVER
                                      0-30 DAYS        90 DAYS         ONE YEAR         TOTAL         ONE YEAR        TOTAL
                                     -----------     -----------     ------------   ------------     -------------  ----------
Earning assets:
    Loans, net of discounts           $  72,339       $   8,963       $  24,188       $ 105,490       $ 159,415     $ 264,905
    Investment securities                 1,708            --            12,752          14,460         246,925       261,385
    Federal funds sold                   28,436            --              --            28,436            --          28,436
    Interest-bearing accounts               917             573             952           2,442             757         3,199
                                      ---------       ---------       ---------       ---------       ---------     ---------
          Total earning assets        $ 103,400       $   9,536       $  37,892       $ 150,828       $ 407,097     $ 557,925
                                      =========       =========       =========       =========       =========     =========
Interest-bearing liabilities:
    Interest-bearing
      transaction, savings and
      money market                      204,815            --              --           204,815            --         204,815
    Certificates and time
      deposits                           41,046          65,328         121,328         227,702          15,048       242,750
    Debt                                  2,454              76             348           2,878           1,139         4,017
                                      ---------       ---------       ---------       ---------       ---------     ---------
          Total
            interest-bearing
            liabilities               $ 248,315       $  65,404       $ 121,676       $ 435,395       $  16,187     $ 451,582
                                      =========       =========       =========       =========       =========     =========

Interest sensitivity gap              $(144,915)      $ (55,868)      $ (83,784)      $(284,567)
                                      =========       =========       =========       =========

Cumulative gap                        $(144,915)      $(200,783)      $(284,567)      $(284,567)
                                      =========       =========       =========       =========
Ratio of earning assets to
    interest-bearing
    liabilities                            41.6%           14.6%           31.1%         34.6%


  The interest rate sensitivity table reflects a cumulative liability sensitive position during the one-year period shown. Generally, this indicates that the liabilities reprice more quickly than the assets in a given period, and that a decline in market rates will benefit net interest income. An increase in market rates would have the opposite effect.

NON-INTEREST INCOME

  The major components of non-interest income are service charges and fees earned on deposit accounts. The following table summarizes changes in non-interest income for the nine months ended March 31, 2001 and 2000:

                        NON-INTEREST INCOME
                      (Dollars in thousands)

                                                             THREE MONTHS ENDED                  2001/2000
                                                          --------------------------     -------------------------
                                                           MARCH 31,      MARCH 31,
                                                             2001           2000         $ CHANGE        % CHANGE
                                                          -----------   ------------     ----------     ----------
Service charges and fees                                    $1,206         $  984         $  222            22.6%
Net realized gains (losses) on sales of securities               4              7             (3)          -42.9%
Net gains on sales of other real estate owned and
assets                                                        --               11            (11)         -100.0%
Miscellaneous income                                            63             96            (33)          -34.4%
                                                            ------         ------         ------          -------
   Total non-interest income                                $1,273         $1,098         $  175             15.9%
                                                            ======         ======         ======          =======

  The $175,000 or 15.9% increase in non-interest income for the three months ended March 31, 2001 over the three months ended March 31, 2000 is due primarily to a $222,000 increase in service charges and fees resulting from changes in certain fee structures within the deposit accounts.

NON-INTEREST EXPENSE

  Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense. The following table summarizes the changes in non-interest expense for the three months ended March 31, 2001 and 2000:

                       NON-INTEREST EXPENSE
                      (Dollars in thousands)

                                                   THREE MONTHS ENDED                    2001/2000
                                              -----------------------------     ----------------------------
                                               MARCH 31,         MARCH 31,
                                                 2001             2000           $ CHANGE         % CHANGE
                                              -----------       -----------     ------------     -----------
Salaries and employee benefits                 $2,633            $2,420            $  213              8.8%
Occupancy and equipment expenses                  823               829                (6)            -0.7%
Data processing fees                              127                99                28             28.3%
FDIC insurance                                     25                27                (2)            -7.4%
Insurance                                          37                34                 3              8.8%
Office supplies                                   122               153               (31)            -20.3%
Postage and courier                               152               138                14             10.1%
Professional fees                                 236               185                51             27.6%
Advertising/Marketing                              72                84               (12)            -14.3%
Goodwill amortization                              94                94                 0              0.0%
Miscellaneous other expenses                      403               435               (32)            -7.4%
                                               ------            ------            ------             ----
    Total non-interest expense                 $4,724            $4,498            $  226              5.0%
                                               ======            ======            ======             ====

  Total non-interest expense for the three months ended March 31, 2001 increased $226,000 or 5.0% over 2000. Salaries and benefits included an $87,500 non-recurring expense due to a charge for the non-renewal of an employment contract. Employee benefits also increased $2,000 over the prior year.

INCOME TAXES

  The Company recognized income tax expense of $555,000 for the three months ended March 31, 2001 compared to $542,000 for the three months ended March 31, 2000. At March 31, 2001, the Company had approximately $81 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years. If unused, approximately $77 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

LOANS

  The following table presents the composition of the Company's loan portfolio by type of loan:

                          LOAN PORTFOLIO
                      (Dollars in thousands)

                                        MARCH 31,           % OF        DECEMBER 31,        % OF          MARCH 31,
                                         2001               TOTAL           2000            TOTAL           2000
                                      ------------      -----------    -------------     -----------     ------------
Commercial                             $ 41,872              15.8%       $ 42,322              16.5%       $ 37,168
Real estate construction                 25,527               9.6%         23,058               9.0%         20,609
Real estate mortgage                    166,837              63.0%        161,968              63.2%        157,999
Consumer installment,
   net of unearned discount              30,669              11.6%         29,134              11.4%         26,664
                                       --------          --------        --------          --------        --------
   Total loans                         $264,905             100.0%       $256,482             100.0%       $242,440
                                       ========          ========        ========          ========        ========

  Total loans have increased 3.3% since December 31, 2000 and 9.3% since March 31, 2000, respectively. Real estate mortgage loans have shown a 3.0% and 5.6% increase since December 31, 2000 and March 31, 2000, respectively.

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

  The Company recorded net charge-offs of $26,000 for the three months ended March 31, 2001 compared to net charge-offs of $22,000 for the three months ended March 31, 2000.

  The following table summarizes, for the periods presented, the activity in the allowance for loan losses arising from provisions credited to operations, loans charged off and recoveries of loans previously charged off.

               ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                      (Dollars in thousands)

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                                2001        2000
                                                              --------    --------
Average loans outstanding                                     $261,467    $249,166

Balance of allowance for loan losses at beginning of period   $  3,429    $  2,841
Provision for loan losses                                          120         190
Charge-Offs:
     Commercial                                                     38          20
     Real estate construction                                     --          --
     Real estate mortgage                                         --          --
     Consumer installment                                           57          38
                                                              --------    --------
         Total charge-offs                                          95          58
                                                              --------    --------
Recoveries:
     Commercial                                                     49          16
     Real estate construction                                     --          --
     Real estate mortgage                                            2           5
     Consumer installment                                           18          15
                                                              --------    --------
         Total recoveries                                           69          36
                                                              --------    --------

         Net charge-offs                                            26          22
                                                              --------    --------
Balance of allowance for loan losses at end of period         $  3,523    $  3,009
                                                              ========    ========
Net charge-offs as a percentage
     of average loans outstanding                                 0.01%       0.01%
                                                              ========    ========
Allowance for loan losses as a percentage of:
     Total loans, net of unearned discount                        1.33%       1.24%
                                                              ========    ========

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

  The following table discloses non-performing assets and loans 90 days past due and still accruing interest as of March 31, 2001 and December 31, 2000: (Dollars in thousands)

                       NON-PERFORMING ASSETS
                      (Dollars in Thousands)

                                                   MARCH 31,    DECEMBER 31,
                                                      2001         2000
                                                   ----------  -------------
Non-accrual loans                                    $2,052       $2,187
Foreclosed real estate                                  314          314
                                                     ------       ------
     Total non-performing assets                     $2,366       $2,501
                                                     ======       ======
Non-performing assets as a percentage of:
     Total assets                                      0.39%        0.42%
     Total loans plus foreclosed real estate           0.89%        0.97%

Accruing loans past due 90 days or more              $  303       $  341


  An independent third party loan review of the Bank is performed on an annual basis. The loans are also reviewed by banking regulators, typically on a twelve to eighteen-month basis. On a monthly basis, the Board of Directors' Loan Committee of the Bank reviews new loans, renewals and delinquencies. Management of the Bank monitors on a continuing basis those loans which it believes should be followed closely. The Bank is required by regulation to periodically appraise foreclosed real estate.


LIQUIDITY

  Liquidity is the ability to have funds available at all times to meet the commitments of the Company. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and short-term investments in time deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the Company's trade area. The Bank has not and does not solicit brokered deposits as a funding source. The liquidity of the Company is enhanced by the fact that 73.4% of total deposits at March 31, 2001 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

  At March 31, 2001, the Company's liquid assets totaled $309 million or 51% of total gross assets, compared to 50% at March 31, 2000. Secondary sources of liquidity include the Bank's ability to sell loan participations and purchase federal funds. The Bank has an approved federal funds line at a correspondent bank and has an approved line of credit with the Federal Home Loan Bank.

  The Company's principal source of funds consists of dividends received from the Bank, who derive their funds from deposits, interest and principal payments on loans and investment securities, sales of investment securities and borrowings.

CAPITAL RESOURCES

   Total stockholders' equity increased $12.8 million to $63.9 million at March 31, 2001 from $51.1 million at March 31, 2000. The ratio of total stockholders' equity to total assets was 10.5% at March 31, 2001 compared with 9.0% at March 31, 2000. The Company began a stock repurchase plan in 1997 and has repurchased 981,333 common shares at a cost of $16 million through March 31, 2001 of which $5.2 million has been purchased since March 31, 2000. Total stockholders' equity has been affected by the $10.4 million increase in the unrealized gain on available for sale securities portfolio since March 31, 2000.

  The Company and the Bank are subject to minimum capital ratios mandated by their respective banking industry regulators. The table below illustrates the Company and the Bank's compliance with the risk-based capital guidelines of the Federal Reserve Bank (FRB) and the Office of the Comptroller of the Currency (OCC). These guidelines are designed to measure Tier 1 and total capital while taking into consideration the risk inherent in both on and off balance sheet items. Off balance sheet items include unfunded loan commitments and letters of credit. Currently under the regulatory guidelines, the net unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and the leverage ratio. The leverage ratio is Tier 1 capital divided by average total assets. A leverage ratio of 3.0 percent is the minimum requirement for only the most highly rated banking organizations and all other institutions are required to maintain a leverage ratio of 3 to 5 percent.

  Tier 1 capital includes common stockholders' equity less goodwill. Total capital includes Tier 1 capital and the allowance for loan losses. The ratios are calculated by dividing the qualifying capital by the risk-weighted assets.

  The table below illustrates the Company and the Bank's compliance with the risk-based capital guidelines as of March 31, 2001:

                                                                      NBC
                                                   CONSOLIDATED    BANK, NA
                                                 ---------------  -----------
                                                     (DOLLARS IN THOUSANDS)
    Total average assets (net of goodwill)           $578,097      $566,539
    Risk weighted assets (net of goodwill)           $287,285      $259,979

    Tier 1 capital                                   $ 47,757      $ 43,009
    Total capital                                    $ 51,280      $ 46,259

    Leverage ratio                                       8.26%         7.59%
    Risk based capital ratios:
         Tier 1                                         16.62%        16.54%
         Total capital                                  17.85%        17.79%


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  There has been no material change in the market risks faced by the Company since December 31, 2000. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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



                                     NATIONAL BANCSHARES CORPORATION OF TEXAS



Date:  May 15, 2001                  By:  /s/  ANNE R. RENFROE
                                        ----------------------------------
                                        Anne Renfroe, Chief Accounting Officer
                                        and Principal Financial Officer