Form 10-Q
period 2001-06-30
NATIONAL BANCSHARES CORP OF TEXAS
filed 2001-08-14
CIK 69834

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

Commission file Number:  1-13472

******

NATIONAL BANCSHARES CORPORATION OF TEXAS
(Exact name of registrant as specified in its charter)
Texas	74-1692337
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

12400 Hwy 281 North, San Antonio, Texas  78216-2811
(Address of principal executive offices)

  (210) 403-4200
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

             Check whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

             State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,770,641 shares of Common Stock, $.001 par value, outstanding as of August 7, 2001.

Part I.   Financial Information
Item 1.  Financial Statements

NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

ASSETS

	June 30, 2001	December 31, 2000

Cash and due from banks	$16,588	$24,218
Interest-bearing accounts	2,259	2,659
Federal funds sold	40,500	18,335
Investment securities available for sale	220,561	255,136
Investment securities held to maturity	2,048	2,044
Loans, net of discounts	282,869	256,482
Allowance for possible loan losses	(3,604)	(3,429)

Net loans	279,265	253,053
Bank premises and equipment, net	19,109	19,435
Goodwill	7,863	8,051
Other assets	7,114	8,354

Total Assets	$595,307	$591,285

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits - non-interest bearing	$82,469	$83,126
Interest-bearing transaction accounts (NOW)	84,231	92,157
Savings and money market accounts	115,751	117,741
Certificates and time deposits under $100,000	142,308	136,789
Certificates and time deposits $100,000 and over	99,614	95,093

Total Deposits	524,373	524,906

Accrued interest payable and other liabilities	3,721	2,564
Other borrowings	-	2,328
Long term notes payable	1,487	2,904

Total Liabilities	529,581	532,702
Stockholders' Equity:
Common Stock, $.001 par value, 100,000,000 shares authorized, 4,751,974 issued and 3,770,641 outstanding at June 30, 2001 and 4,751,834 issued and 3,775,501 outstanding at December 31, 2000	5	5
Additional paid-in capital	35,192	33,832
Retained earnings	39,250	36,485
Accumulated other comprehensive income, net of tax	6,971	3,884
Treasury Stock, at cost (981,333 shares in 2001, 976,333 shares in 2000)	(15,692)	(15,623)

Total Stockholders' Equity	65,726	58,583

Total Liabilities and Stockholders' Equity	$595,307	$591,285

See Notes to Consolidated Financial Statements.

NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Interest Income:
Interest and fees on loans	$6,110	$5,619	$12,080	$11,287
Interest on investment securities	3,938	3,469	7,869	6,861
Interest on federal funds sold	164	651	407	1,004
Interest on deposits in banks	35	49	81	82

Total Interest Income	10,247	9,788	20,437	19,234

Interest Expense:
Interest on deposits	4,459	4,443	9,368	8,696
Interest on debt	43	136	139	258

Total Interest Expense	4,502	4,579	9,507	8,954

Net Interest Income	5,745	5,209	10,930	10,280
Less: Provision for possible loan losses	170	138	290	328

Net Interest Income after Provision for Possible Loan Losses	5,575	5,071	10,640	9,952

Non-Interest Income:
Service charges and fees	1,300	1,149	2,507	2,160
Net realized gains on securities	415	520	419	526
Net gains on sales of other real estate and assets	22	-	22	11
Miscellaneous income	79	58	142	128

Total Non-Interest Income	1,816	1,727	3,090	2,825

Non-Interest Expense:
Salaries and employee benefits	2,539	2,452	5,173	4,872
Occupancy and equipment expenses	832	864	1,655	1,693
Goodwill amortization	94	94	188	188
Other expenses	1,295	1,251	2,469	2,406

Total Non-Interest Expense	4,760	4,661	9,485	9,159

Income Before Federal Income Taxes	2,631	2,137	4,245	3,618
Federal income tax expense	925	774	1,480	1,316

Net Income	$1,706	$1,363	$2,765	$2,302

Basic Earnings Per Share	$0.45	$0.33	$0.73	$0.56

Diluted Earnings Per Share	$0.44	$0.33	$0.72	$0.55

See Notes to Consolidated Financial Statements.

NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)
	Common Stock					Accumulated Other
						Comprehensive
	Number of Shares	Par	Paid-In Capital	Retained Earnings	Treasury Stock	Income (loss), net of tax	Total

Balance at January 1, 2000	4,112	$5	$30,909	$31,421	$(9,951)	$(1,751)	$50,633
Net income	--	--	--	5,064	--	--	5,064
Unrealized gain on securities AFS, net of tax and reclassification adjustment	--	--	--	--	--	5,635	5,635

Total comprehensive income							10,699

Reduction of deferred tax valuation allowance	--	--	2,411	--	--	--	2,411
Exercise of Common Stock options	82	--	512	--	--	--	512
Treasury stock purchased	(418)	--	--	--	(5,672)	--	(5,672)

Balance at December 31, 2000	3,776	$5	$33,832	$36,485	$(15,623)	$3,884	$58,583

Net income	--	--	--	2,765	--	--	2,765
Unrealized gain on securities AFS, net of tax and reclassification adjustment	--	--	--	--	--	3,087	3,087

Total comprehensive income							5,852

Reduction of deferred tax valuation allowance	--	--	1,358	--	--	--	1,358
Exercise of Common Stock options	--	--	2	--	--	--	2
Treasury stock purchased	(5)	--	--	--	(69)	--	(69)

Balance at June 30, 2001	3,771	$5	$35,192	$39,250	$(15,692)	$6,971	$65,726

Disclosure of reclassification amount:

2001
Unrealized gain on securities arising during period	$2,810
Reclassification adjustment for gains included in income, net of tax of $142	277

Net unrealized gain on securities, net of tax	$3,087

2000
Unrealized gain on securities arising during period	$5,243
Reclassification adjustment for gains included in income, net of tax of $202	392

Net unrealized gain on securities, net of tax	$5,635

See Notes to Consolidated Financial Statements.

NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Six Months Ended June 30,

	2001	2000

Cash Flows from Operating Activities:
Net income	$2,765	$2,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	492	1,187
Tax benefit realized from utilization of deferred tax assets	1,358	482
Provision for possible loan losses	290	328
Net realized gain on securities available for sale	(419)	(526)
Write-down of other real estate owned	10	-
Gain on sale of other real estate owned and other assets	(22)	(11)
Decrease in accrued interest receivable and other assets	326	766
Increase in accrued interest payable and other liabilities	659	574

Net cash provided by operating activities	5,459	5,102
Cash Flows from Investing Activities:
Net increase in federal funds sold	(22,165)	(33,049)
Net decrease (increase) in interest-bearing accounts	400	(1,331)
Net (increase) decrease in loans	(26,693)	1,759
Purchases of securities available for sale	(748)	(17,160)
Proceeds from sales of securities available for sale	40,187	16,691
Proceeds from maturities of securities available for sale	698	1,700
Purchases of securities held to maturity	-	(1,973)
Capital expenditures	(448)	(1,091)
Proceeds from sale of other real estate owned	26	713

Net cash used in investing activities	(8,743)	(33,741)
Cash Flows from Financing Activities:
Net (decrease) increase in demand deposits, NOW accounts, savings and money-market accounts	(10,573)	13,796
Net increase in certificates of deposit and time deposits	10,040	5,991
Proceeds from advances on other borrowings and long term notes payable	-	2,039
Principal payments on other borrowings and long term notes payable	(3,746)	(4,128)
Purchase of treasury stock	(69)	(2,109)
Proceeds from exercise of common stock options	2	512

Net cash (used in) provided by financing activities	(4,346)	16,101

Net decrease in cash and due from banks	(7,630)	(12,538)

Cash and due from banks at beginning of period	24,218	30,394

Cash and due from banks at end of period	$16,588	$17,856

Schedule of Supplemental Cash Flow Information:
Interest paid	$9,555	$8,598
Federal income taxes paid	62	80
Non-cash items:
Loans originated to facilitate the sale of foreclosed assets	24	-
Loan foreclosures	190	-

See Notes to Consolidated Financial Statements.

NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of National Bancshares Corporation of Texas and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The consolidated financial statements include the accounts of the parent company and all subsidiaries.  All significant intercompany balances and transactions have been eliminated.  Certain items in prior period’s financial statements have been reclassified in conformity with the current year’s presentation.  The consolidated financial statements are unaudited, but include all adjustments (consisting primarily of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results of the periods presented.  The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be reported for the year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2000.

Note 2 - Subsidiaries

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NBT Securities Holdings, Inc. and NBT of Delaware, Inc.  It also includes the accounts of NBT Securities Holdings, Inc.’s wholly-owned subsidiary, NBC Financial, Inc. and the accounts of NBT of Delaware, Inc.’s wholly-owned subsidiaries NBC Bank, N.A. (Eagle Pass, Texas) (the “Bank”) and NBC Holdings - Texas, Inc. (San Antonio, Texas).  As of March 31, 2001, NBC Bank – Laredo, N.A. and NBC Bank were merged into NBC Bank, N.A.

Note 3 - Investment Securities

The following tables present the amortized cost and approximate fair value of the investment securities portfolio as of June 30, 2001 and December 31, 2000 (Dollars in thousands):

	June 30, 2001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value

Securities Available For Sale:
U.S. Treasury securities	$90,091	$4,929	$-	$95,020
U.S. Government agency and mortgage-backed securities	118,944	5,632	-	124,576
Other securities including Federal Reserve Bank stock	965	-	-	965

Total	$210,000	$10,561	$-	$220,561

Securities Held to Maturity:
U.S. Government agency and mortgage-backed securities	$1,981	$129	$-	$2,110
Foreign debt securities	67	5	-	72

Total	$2,048	$134	$-	$2,182

	December 31, 2000

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value

Securities Available For Sale:
U.S. Treasury securities	$123,122	$3,236	$-	$126,358
U.S. Government agency and mortgage-backed securities	123,009	3,580	(164)	126,425
Other securities including Federal Reserve Bank stock	3,119	46	(812)	2,353

Total	$249,250	$6,862	$(976)	$255,136

Securities Held to Maturity:
U.S. Government agency and mortgage-backed securities	$1,977	$95	$-	$2,072
Foreign debt securities	67	-	(2)	65

Total	$2,044	$95	$(2)	$2,137

Unrealized gains and losses on investment securities held at June 30, 2001 and December 31, 2000 have been determined to be temporary market fluctuations.

The following table shows the maturity schedule of the Company’s investment portfolio as of June 30, 2001 (Dollars in thousands):

	June 30, 2001

	Available For Sale		Held To Maturity

	Amortized	Approximate	Amortized	Approximate
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$3,234	$3,267	$17	$18
Due in one year to five years	175,981	185,138	2,031	2,164
Due from five to ten years	28,678	30,034	-	-
Due after ten years	-	-	-	-

Total	207,893	218,439	2,048	2,182
Equity Securities	325	325	-	-
Mortgage-backed securities	1,142	1,157	-	-
Federal Reserve Bank stock	640	640	-	-

Total	$210,000	$220,561	$2,048	$2,182

The carrying value of investment securities pledged to secure public funds amounted to approximately $103,543,000 at June 30, 2001 and $90,166,000 at December 31, 2000.

Pursuant to the Merger Agreement described in Note 10 hereto, under certain circumstances and at the written request of International Bancshares Corporation, the Company may be required to dispose of all or a portion of the investment portfolio.

Note 4 – Loans and Allowance for Possible Loan Losses

An analysis of the allowance for possible loan losses for the six months ended June 30, 2001 and 2000 is presented below:

	Six Months Ended June 30,

	2001	2000

	(Dollars in Thousands)
Balance at beginning of period	$3,429	$2,841
Provision for possible loan losses	290	328
Losses charged to the allowance	(235)	(113)
Recoveries credited to the allowance	120	116

Net (charge-offs) recoveries	(115)	3

Balance at end of period	$3,604	$3,172

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments.  At June 30, 2001 and 2000, the Banks had impaired loans of $2,167,000 and $1,763,000, respectively.  The allowance for loan losses related to those loans was $390,000 and $297,000, respectively.  The average recorded investment in impaired loans during the six months ended June 30, 2001 and 2000, was $2,082,000 and $1,898,000, respectively.  Interest income of approximately $13,000 and $43,000 on impaired loans was recognized for cash payments received during the six months ended June 30, 2001 and 2000, respectively.

Note 5 – Other Borrowings and Notes Payable

On October 2, 1999, the Company executed a $3,237,000 note with The Independent BankersBank in Dallas.  The note had a variable interest rate at prime rate as published by the Wall Street Journal.  The note had a maturity of October 2, 2002.  The note was collateralized by the common stock of NBT of Delaware, Inc. and the stock of the Bank.  The Company also executed a one year $4 million revolving line of credit dated October 29, 1999 with The Independent BankersBank.  The line had an interest at Wall Street Journal prime and maturity date of May 26, 2001.  Both the note and the line of credit were paid off on May 22, 2001.

In July 1995, September 1998, December 1998 and January 1999, the Bank borrowed $175,000, $100,000, $1,250,000 and $1,000,000, respectively, from the Federal Home Loan Bank of Dallas.  The notes bear interest rates of 6.393%, 5.15%, 5.126%, and 5.216%, respectively.  The maturity dates of the notes are August 2015, October 2018, January 2004, and February 2004, respectively.  Principal and interest payments are due monthly in the approximate amount of $45,000 per month in the aggregate with the remaining balances due at maturity. The aggregate balance outstanding at June 30, 2001 was $1,487,000.

Note 6 - Common Stock and Earnings Per Common Share

A reconciliation of earnings per share follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Basic EPS:
Net income	$0.45	$0.33	$0.73	$0.56

Diluted EPS
Net income	$0.44	$0.33	$0.72	$0.55

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Income available to common stockholders	$1,706	$1,363	$2,765	$2,302

Weighted average number of common shares used in Basic EPS	3,770,538	4,109,916	3,770,780	4,129,679
Effect of dilutive stock options	107,756	29,060	83,700	58,134

Weighted number of common shares and dilutive potential common stock used in Diluted EPS	3,878,294	4,138,976	3,854,480	4,187,813

Note 7 - Income Tax Expense

The provision for federal income tax consisted of the following (Dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Currently Paid or Payable	$56	$7	$77	$40
Deferred Expense	869	767	1,403	1,273

Total	$925	$774	$1,480	$1,316

For Federal income tax purposes, the Company has approximately $79 million in net operating loss carryforwards as of June 30, 2001 which will be available to reduce income tax liabilities in future years.  The preconfirmation net operating loss carryforwards arose from the Company’s emergence from a reorganization under Chapter 11 of the United States Bankruptcy Code in May 1992.  If unused, approximately $75 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

Pursuant to SFAS No. 109, the Company has available certain deductible temporary differences and net operating loss carryforwards for use in future tax reporting periods, which created deferred tax assets.  SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  During the six months ended June 30, 2001 and 2000, the deferred tax asset valuation allowance was reduced by  $1,358,000 and $482,000, respectively, to adjust the recorded net deferred tax asset to an amount considered more likely than not to be realized.  The deferred tax asset related to the operating loss carry forwards net of the valuation allowance and recorded on the books of the Company was approximately $3,186,000 at June 30, 2001.  Realization of this asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.  Realization could also be affected by a significant ownership change of the Company over a period of three years as set forth in the Internal Revenue Code.  Although realization of the net deferred tax asset is not assured because of these uncertainties, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance, will be realized.

In accordance with AICPA SOP No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, income tax benefits recognized from preconfirmation net operating loss carryforwards and other tax assets are used first to reduce the reorganization value in excess of amounts allocable to identifiable assets and then to increase additional paid-in capital.

Note 8 – Intangible Assets

The excess cost over fair value of net assets of businesses acquired (goodwill) is amortized on a straight-line basis over 25 years.  Such goodwill is periodically evaluated as to the recoverability of its carrying value.  The Company acquired three Wells Fargo branches in July 1997 and The First National Bank in Luling in September 1996  which created the goodwill.

Note 9 – Stock Repurchase Plan

The Company began a stock repurchase plan in 1997 authorizing management to purchase up to 1,300,000 shares of the Company’s common stock through the open market based on market conditions.  In the first six months of 2001 and 2000, 5,000 shares and 150,462 shares, respectively, were purchased by the Company through the open market at an average cost of $13.81 and $13.53 per share, respectively.

Note 10 – Subsequent Events

On July 30, 2001, the Company and International Bancshares Corporation ("IBC"), a multi-bank holding company located in Laredo, Texas, entered into a definitive agreement whereby NBC Acquisition Corp., a wholly owned subsidiary of IBC, will merge with and into the Company.  The Company will be the surviving corporation in the merger and will become a wholly-owned subsidiary of IBC.  The agreement provides that the acquisition is to be accomplished through a cash tender offer for all of the Company's stock at a price of $24.75 per share.  The offer was commenced on August 9, 2001 and will terminate on September 7, 2001, unless extended.  The merger agreement requires the Company to pay a termination fee of $3 million to IBC if the merger agreement terminates under a number of specified circumstances related to the Company's acceptance of a superior proposal.  The transaction is subject to regulatory approvals and to other customary conditions, including the tender of at least two-thirds of outstanding shares of the Company on a fully diluted basis.  A copy of the Merger Agreement is included as an exhibit to Schedule 14D-9 filed by the Company on August 9, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

             Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company’s consolidated balance sheets and statements of income.  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes appearing elsewhere in this Report.

Merger with International Bancshares Corporation

On July 30, 2001, the Company and International Bancshares Corporation ("IBC"), a multi-bank holding company located in Laredo, Texas, entered into a definitive agreement whereby NBC Acquisition Corp., a wholly owned subsidiary of IBC, will merge with and into the Company.  The Company will be the surviving corporation in the merger and will become a wholly-owned subsidiary of IBC.  The agreement provides that the acquisition is to be accomplished through a cash tender offer for all of the Company's stock at a price of $24.75 per share.  The offer was commenced on August 9, 2001 and will terminate on September 7, 2001, unless extended.  The merger agreement requires the Company to pay a termination fee of $3 million to IBC if the merger agreement terminates under a number of specified circumstances related to the Company's acceptance of a superior proposal.  The transaction is subject to regulatory approvals and to other customary conditions, including the tender of at least two-thirds of the outstanding shares of the Company on a fully diluted basis.  A copy of the Merger Agreement is included as an exhibit to Schedule 14D-9 filed by the Company on August 9, 2001.

Results of Operations

             Net income for the three months ended June 30, 2001 was $1,706, 000, or $0.44 per diluted share, compared with $1,363,000, or $0.33 per diluted share, for the three months ended June 30, 2000.  The three months ended June 30, 2001 included the after-tax net impact of gains on the sale of securities and other real estate of $288,000, compared to the after-tax net impact of gains on the sale of securities of $343,000, for the three months ended June 30, 2000.  Excluding the after-tax net impact of gains on the sales of securities and other real estate, net income for the three months ended June 30, 2001 was $1,418,000, or $0.37 per diluted share, compared to that of the second quarter of 2000 which was $1,020,000, or $0.25 per diluted share, for an increase of 39%.  Net interest income for the three months ended June 30, 2001 increased $536,000, or 10.3% over the same period of 2000.  Non-interest expenses were up $99,000, or 2.1%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000.  The majority of the increase was from $100,000 in professional fees associated with the merger.  Non-interest income, excluding the after-tax net impact of gains on securities and other real estate, increased $172,000 or 14.3% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000.  Non-interest income increased primarily due to the 13.1% increase in service charge and fee income from $1,149,000 for the period ended June 30, 2000 to $1,300,000 for the period ended June 30, 2001.  The return on average assets for the three months ended June 30, 2001 was 1.15% compared to 0.96% for the three months ended June 30, 2000.

             Net income for the six months ended June 30, 2001 was $2,765,000, or $0.72 per diluted share, compared to $2,302,000, or $0.55 per diluted share, for the six months ended June 30, 2000.  Excluding the after-tax net impact of gains on securities and other real estate of $291,000, and $354,000, as of June 30, 2001 and 2000, respectively, net income was $2,474,000,or $0.64 per diluted share, compared to that of the second quarter of 2000 which was $1,972,000, or $0.47 per diluted share.  The return on average assets for the six months ended June 30, 2001 was 0.95% compared to 0.82% for the six months ended June 30, 2000.

             Average assets have increased $25 million or 4.5% to $590 million for the six months ended June 30, 2001  from an average of $564 million for the six months ended June 30, 2000.  Average earning assets increased 6.5% for the six months ended June 30, 2001 compared to that of the six months ended June 30, 2000.

Net Interest Income

             Net interest income constitutes the principal source of income for the Bank and represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income increased $536,000 or 10.3% for the second quarter of 2001 compared to the second quarter of 2000.  The increase is due to the changing interest rate environment as deposit rates decrease at a rate faster than the loans are repricing.

             The increase of $650,000 or 6.3% in net interest income for the six months ended June 30, 2001 compared to the same period in 2000 was due primarily to earning asset growth.  For the six months ended June 30, 2001 average loans increased $22.7 million or 9.3% over the same period in 2000.  Interest income increased $1,203,000 or 6.3% for the six months ended June 30, 2001 over the same period in 2000 due primarily to earning asset growth.  Interest expense increased $553,000 or 6.2% for the six months ended June 30, 2001 over the same period in 2000 due primarily to an increase in average deposits of 3.7%.

The net interest margin for the three months ended June 30, 2001 increased 16 basis points to 4.27% when compared to the three months ended June 30, 2000 and 30 basis points from the three months ended March 31, 2001.   The net interest margin is the net return on earning assets which is computed by dividing taxable equivalent net interest income by average total earning assets.  The net interest spread was 3.40% for the quarter ended June 30, 2001 from 3.23% in the first quarter ended March 31, 2001 and 3.46% for the quarter ended June 30, 2000.  Because the Company is in a cumulative liability rate sensitive position, the decrease in market rates benefits net interest income, the net interest margin and the net interest spread. INTEREST EARNED/INCURRED AND RATES
(Dollars in thousands)

	For three months ended			For three months ended
	June 30, 2001			June 30, 2000

		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Interest-earning assets:
Interest-bearing accounts	$2,948	$35	4.76%	$3,490	$49	5.63%
Federal funds sold	14,919	164	4.41%	41,613	651	6.27%
Investment securities (F):
U.S. Treasuries	121,999	1,878	6.17%	155,356	2,401	6.20%
U.S. Government agencies	124,046	2,044	6.61%	66,491	1,054	6.36%
Other	1,014	16	6.33%	719	15	8.37%

Total investment securities	247,059	3,938	6.39%	222,566	3,470	6.25%
Loans, net of discounts (A)	274,894	6,111	8.92%	241,674	5,622	9.33%

Total interest-earning assets	539,820	10,248	7.61%	509,343	9,792	7.71%

Non-interest bearing assets:
Cash and due from banks	18,739			19,942
Allowance for possible loan losses	(3,541)			(3,089)
Other assets	38,472			42,767

Total assets	$593,490			$568,963

Interest-bearing liabilities:
Interest bearing transaction accounts	$80,755	483	2.40%	$78,273	570	2.92%
Savings, money market and certificates of deposit	363,439	3,976	4.39%	346,845	3,873	4.48%
Other debt	2,339	43	7.37%	6,897	136	7.91%

Total interest-bearing liabilities	446,533	4,502	4.04%	432,015	4,579	4.25%
Non-interest bearing liabilities:
Demand deposits	85,586			79,372
Other liabilities	3,702			3,826

Total liabilities	535,821			515,213
Stockholders' equity (F)	57,669			53,750

Total liabilities and stockholders' equity	$593,490			$568,963

Taxable equivalent net interest income		5,746			5,213
Less: taxable equivalent adjustment		1			4

Net interest income		$5,745			$5,209

Net interest spread (B)			3.57%			3.46%

Net interest margin (C)			4.27%			4.11%

Selected operating ratios:
Return on assets (D)			1.15%			0.96%

Return on equity (E)			11.87%			10.17%

(A)	Non-accrual loans are included in the average balances used in calculating this table.
(B)	The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(C)	The net interest margin is the taxable-equivalent annualized net interest income divided by average interest-earning assets.
(D)	The return on assets ratio was computed by dividing annualized net income by average total assets, excluding the effect of the unrealized gain or loss on securities available for sale.
(E)	The return on equity ratio was computed by dividing annualized net income by average total stockholders’ equity, excluding the effect of the unrealized gain or loss on securities available for sale.
(F)	The average balance has been adjusted to exclude the effect of the unrealized gain or loss on securities available for sale.

INTEREST EARNED/INCURRED AND RATES
(Dollars in thousands)

	For the six months ended			For the six months ended
	June 30, 2001			June 30, 2000

		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Interest-earning assets:
Interest-bearing accounts	$3,062	$81	5.33%	$2,931	$82	5.61%
Federal funds sold	16,198	407	5.07%	33,091	1,004	6.08%
Investment securities (F):
U.S. Treasuries	122,558	3,749	6.17%	158,283	4,890	6.20%
U.S. Government agencies	124,140	4,091	6.65%	62,023	1,941	6.28%
Other	904	29	6.47%	710	30	8.47%

Total investment securities	247,602	7,869	6.41%	221,016	6,861	6.23%
Loans, net of discounts (A)	268,180	12,081	9.08%	245,434	11,295	9.23%

Total interest-earning assets	535,042	20,438	7.70%	502,472	19,242	7.68%

Non-interest bearing assets:
Cash and due from banks	19,140			21,625
Allowance for possible loan losses	(3,510)			(2,998)
Other assets	39,130			43,223

Total assets	$589,802			$564,322

Interest-bearing liabilities:
Interest bearing transaction accounts	$85,455	1,153	2.72%	$79,186	1,146	2.90%
Savings, money market and certificates of deposit	356,978	8,215	4.64%	344,017	7,550	4.40%
Other debt	3,609	139	7.77%	6,985	258	7.41%

Total interest-bearing liabilities	446,042	9,507	4.30%	430,188	8,954	4.17%
Non-interest bearing liabilities:
Demand deposits	83,503			76,928
Other liabilities	3,790			3,645

Total liabilities	533,335			510,761
Stockholders' equity (F)	56,467			53,561

Total liabilities and stockholders' equity	$589,802			$564,322

Taxable equivalent net interest income		10,931			10,288
Less: taxable equivalent adjustment		1			8

Net interest income		$10,930			$10,280

Net interest spread (B)			3.40%			3.51%

Net interest margin (C)			4.12%			4.11%

Selected operating ratios:
Return on assets (D)			0.95%			0.82%

Return on equity (E)			9.87%			8.62%

(A)	Non-accrual loans are included in the average balances used in calculating this table.
(B)	The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(C)	The net interest margin is the taxable-equivalent annualized net interest income divided by average interest-earning assets.
(D)	The return on assets ratio was computed by dividing annualized net income by average total assets, excluding the effect of the unrealized gain or loss on securities available for sale.
(E)	The return on equity ratio was computed by dividing annualized net income by average total stockholders’ equity, excluding the effect of the unrealized gain or loss on securities available for sale.
(F)	The average balance has been adjusted to exclude the effect of the unrealized gain or loss on securities available for sale.

             The following tables analyze the increase in taxable-equivalent net interest income stemming from changes in interest rates and from asset and liability volume, including mix, for the three and six months ended June 30, 2001 and 2000.  Non-accruing loans have been included in assets for calculating this table, thereby reducing the yield on loans.  The changes in interest due to both rate and volume in the table below have been allocated to volume or rate change on a pro-rata basis.

ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME

	Three months ended June 30, 2001 vs. June 30, 2000

		Due to Change in
	Increase
	(Decrease)	Rate	Volume

Taxable-equivalent interest income:
Interest-bearing accounts	$(14)	$(7)	$(7)
Federal funds sold	(487)	(154)	(333)
Investment securities	468	79	389
Loans, net of unearned discount	489	(1,394)	1,883

Total taxable-equivalent interest income	456	(1,476)	1,932

Interest expense:
Interest-bearing accounts	16	(1,821)	1,837
Other debt	(93)	(9)	(84)

Total interest expense	(77)	(1,830)	1,753

Taxable-equivalent net interest income	$533	$354	$179

	Six months ended June 30, 2001 vs. June 30, 2000

		Due to Change in
	Increase
	(Decrease)	Rate	Volume

Taxable-equivalent interest income:
Interest-bearing accounts	$(1)	$(8)	$7
Federal funds sold	(597)	(147)	(450)
Investment securities	1,008	198	810
Loans, net of unearned discount	786	(495)	1,281

Total taxable-equivalent interest income	1,196	(452)	1,648

Interest expense:
Interest-bearing accounts	672	100	572
Other debt	(119)	35	(154)

Total interest expense	553	135	418

Taxable-equivalent net interest income	$643	$(587)	$1,230

             Taxable-equivalent net interest income for the three months ended June 30, 2001 increased $533,000 or 10.2% over the same period in 2000.  The increase was due primarily to a decrease in deposit rates being paid.  Taxable-equivalent net interest income for the six months ended June 30, 2001 increased $643,000 or 6.2% over the same period in 2000.  The increase is reflected in the increase in the volume of earning assets offset by the increase in the volume and decrease in rates of interest bearing liabilities.

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

             The following table indicates the Company’s interest rate sensitivity position at June 30, 2001:

INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES
(Dollars in thousands)

					Non-rate
	Rate Sensitive				Sensitive

	Immediately	Within	Within		Over
	0-30 days	90 days	One Year	Total	One Year	Total

Earning assets:
Loans, net of discounts	$78,692	$16,126	$17,896	$112,714	$170,155	$282,869
Investment securities	25	1,210	3,155	4,390	218,219	222,609
Federal funds sold	40,500	--	--	40,500	--	40,500
Interest-bearing accounts	546	667	858	2,071	188	2,259

Total earning assets	$119,763	$18,003	$21,909	$159,675	$388,562	$548,237

Interest-bearing liabilities:
Interest-bearing transaction, savings and money market	$199,982	$—	$—	$199,982	$—	$199,982
Certificates and time deposits	51,460	74,729	99,836	226,025	15,897	241,922
Debt	38	76	353	467	1,020	1,487

Total interest-bearing Liabilities	$251,480	$74,805	$100,189	$426,474	$16,917	$443,391

Interest sensitivity gap	$(131,717)	$(56,802)	$(78,280)	$(266,799)

Cumulative gap	$(131,717)	$(188,519)	$(266,799)	$(266,799)

Ratio of earning assets to interest-bearing liabilities	47.6%	24.1%	21.9%	37.4%

             The interest rate sensitivity table reflects a cumulative liability sensitive position during the one-year period shown.  Generally, this indicates that the liabilities reprice more quickly than the assets in a given period, and that a decline in market rates will benefit net interest income.  An increase in market rates would have the opposite effect.

Non-Interest Income

             The major components of non-interest income are service charges and fees earned on deposit accounts.  The following table summarizes changes in non-interest income for the six months ended June 30, 2001 and 2000:

NON-INTEREST INCOME
(Dollars in thousands)

	Six Months Ended		2001/2000

	June 30, 2001	June 30, 2000	$ Change	% Change

Service charges and fees	$2,507	$2,160	$347	16.1%
Net realized gains (losses) on sales of securities	419	526	(107)	-20.3%
Net gains on sales of other real estate owned and assets	22	11	11	100.0%
Miscellaneous income	142	128	14	10.9%

Total non-interest income	$3,090	$2,825	$265	9.4%

             The $265,000 or 9.4% increase in non-interest income for the six months ended June 30, 2001 over the six months ended June 30, 2000 is due primarily to a $347,000 increase in service charges and fees resulting from changes in certain fee structures within the deposit accounts and the increase in deposit accounts.

Non-Interest Expense

             Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense.  The following table summarizes the changes in non-interest expense for the six months ended June 30, 2001 and 2000:

NON-INTEREST EXPENSE
(Dollars in thousands)

	Six Months Ended		2001/2000

	June 30, 2001	June 30, 2000	$ Change	% Change

Salaries and employee benefits	$5,173	$4,872	$301	6.2%
Occupancy and equipment expenses	1,655	1,693	(38)	-2.2%
Data processing fees	231	192	39	20.3%
FDIC insurance	49	50	(1)	-2.0%
Insurance	75	69	6	8.7%
Office supplies	269	291	(22)	-7.6%
Postage and courier	309	269	40	14.9%
Professional fees	590	505	85	16.8%
Advertising/Marketing	132	154	(22)	-14.3%
Goodwill amortization	188	188	0	0.0%
Miscellaneous other expenses	814	876	(62)	-7.1%

Total non-interest expense	$9,485	$9,159	$326	3.6%

             Total non-interest expense for the six months ended June 30, 2001 increased $326,000 or 3.6% over 2000.  Salaries and benefits included an $87,500 expense due to a charge for the non-renewal of an employment contract during the first quarter.  Employee benefits also account for $44,000 of the increase in salaries and benefits over 2000.  Expenses of approximately $100,000 related to the merger account for the increase in professional fees.

Income Taxes

             The Company recognized income tax expense of $1,480,000 for the six months ended June 30, 2001 compared to $1,316,000 for the six months ended June 30, 2000.  At June 30, 2001, the Company had approximately $79 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years.  If unused, approximately $75 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

Loans

             The following table presents the composition of the Company’s loan portfolio by type of loan:

LOAN PORTFOLIO
(Dollars in thousands)

	June 30,	% of	December 31,	% of	June 30,
	2001	Total	2000	Total	2000

Commercial	$47,130	16.7%	$42,322	16.5%	$39,684
Real estate construction	29,597	10.5%	23,058	9.0%	20,608
Real estate mortgage	177,613	62.8%	161,968	63.2%	158,077
Consumer installment, net of unearned discount	28,529	10.1%	29,134	11.4%	27,281

Total loans	$282,869	100.0%	$256,482	100.0%	$245,650

             Total loans have increased 10.3% since December 31, 2000 and 15.2% since June 30, 2000, respectively.  Real estate mortgage loans have shown a 9.7% and 12.4% increase since December 31, 2000 and June 30, 2000, respectively.

Allowance for Possible Loan Losses

             The allowance for possible loan losses is established through charges to operations in the form of a provision for loan losses.  Loans, or portions thereof, which are considered to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance.  The allowance represents the amount, which in the judgment of the Company’s management will be adequate to absorb possible losses.  The adequacy of the allowance is determined by management’s continuous evaluation of the loan portfolio and by the employment of third party loan review consultants.  Industry concentrations, specific credit risks, past loan loss experience, delinquency ratios, current loan portfolio quality and projected economic conditions in the Bank's market areas are pertinent factors in determining the adequacy of the allowance for possibleloan losses.  Loans identified as losses by management, external loan review or bank examiners are charged-off.

             The Company recorded net charge-offs of $115,000 for the six months ended June 30, 2001 compared to net recoveries of $3,000 for the six months ended June 30, 2000.

             The following table summarizes, for the periods presented, the activity in the allowance for loan losses arising from provisions credited to operations, loans charged off and recoveries of loans previously charged off.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)

	Six Months Ended June 30,

	2001	2000

Average loans outstanding	$268,180	$245,434

Balance of allowance for loan losses at beginning of period	$3,429	$2,841
Provision for loan losses	290	328
Charge-Offs:
Commercial	86	50
Real estate construction	-	-
Real estate mortgage	41	-
Consumer installment	108	63

Total charge-offs	235	113

Recoveries:
Commercial	64	80
Real estate construction	-	-
Real estate mortgage	26	11
Consumer installment	30	25

Total recoveries	120	116

Net charge-offs (recoveries)	115	(3)

Balance of allowance for loan losses at end of period	$3,604	$3,172

Net charge-offs (recoveries) as a percentage of average loans outstanding	0.04%	0.00%

Allowance for loan losses as a percentage of: Total loans, net of unearned discount	1.27%	1.29%

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

             Foreclosed real estate consists of property which has been acquired through foreclosure.  At the time of foreclosure, the property is recorded at the lower of the estimated fair value less selling expenses or the loan balance with any write down charged to the allowance for loan losses.  Any future write-downs on the property are charged to operations

             The following table discloses non-performing assets and loans 90 days past due and still accruing interest as of June 30, 2001 and December 31, 2000:  (Dollars in thousands)

NON-PERFORMING ASSETS
(Dollars in Thousands)

	June 30,	December 31,
	2001	2000

Non-accrual loans	$2,167	$2,187
Foreclosed real estate	490	314

Total non-performing assets	$2,657	$2,501

Non-performing assets as a percentage of:
Total assets	0.45%	0.42%
Total loans plus foreclosed real estate	0.94%	0.97%

Accruing loans past due 90 days or more	$830	$341

             An independent third party loan review of the Bank is performed on an annual basis.  The loans are also reviewed by banking regulators, typically on a twelve to eighteen-month basis.  On a monthly basis, the Board of Directors’ Loan Committee of the Bank reviews new loans, renewals and delinquencies.  Management of the Bank monitors on a continuing basis those loans which it believes should be followed closely.  The Bank is required by regulation to periodically appraise foreclosed real estate.

Liquidity

             Liquidity is the ability to have funds available at all times to meet the commitments of the Company.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future.  Liquid assets include cash and short-term investments in time deposits in banks, federal funds sold and securities available for sale.  Liquidity is also provided by access to core funding sources, primarily core depositors in the Company’s trade area.  The Bank has not and does not solicit brokered deposits as a funding source.   The liquidity of the Company is enhanced by the fact that 74.7% of total deposits at June 30, 2001 were “core” deposits.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

             At June 30, 2001, the Company’s liquid assets totaled $280 million or 47% of total gross assets, compared to 50% at June 30, 2000.   Secondary sources of liquidity include the Bank’s ability to sell loan participations and purchase federal funds.  The Bank has an approved federal funds line at a correspondent bank and has an approved line of credit with the Federal Home Loan Bank.

             The Company’s principal source of funds consists of dividends received from the Bank, who derive their funds from deposits, interest and principal payments on loans and investment securities, sales of investment securities and borrowings.

Capital Resources

             Total stockholders’ equity increased $14 million to $65.7 million at June 30, 2001 from $51.7 million at June 30, 2000.  The ratio of total stockholders’ equity to total assets was 11.0% at June 30, 2001 compared with 9.1% at June 30, 2000.  The Company began a stock repurchase plan in 1997 and has repurchased 981,333 common shares at a cost of $16 million through June 30, 2001 of which $3.6 million has been purchased since June 30, 2000.  Total stockholders’ equity has been affected by the $8.9 million increase in the unrealized gain on available for sale securities portfolio since June 30, 2000.

             The Company and the Bank are subject to minimum capital ratios mandated by their respective banking industry regulators.  The table below illustrates the Company and the Bank’s compliance with the risk-based capital guidelines of the Federal Reserve Bank (FRB) and the Office of the Comptroller of the Currency (OCC).  These guidelines are designed to measure Tier 1 and total capital while taking into consideration the risk inherent in both on and off balance sheet items.  Off balance sheet items include unfunded loan commitments and letters of credit.  Currently under the regulatory guidelines, the net unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and the leverage ratio.  The leverage ratio is Tier 1 capital divided by average total assets.  A leverage ratio of 3.0 percent is the minimum requirement for only the most highly rated banking organizations and all other institutions are required to maintain a leverage ratio of 3 to 5 percent.

             Tier 1 capital includes common stockholders’ equity less goodwill.  Total capital includes Tier 1 capital and the allowance for loan losses.  The ratios are calculated by dividing the qualifying capital by the risk-weighted assets.

             The table below illustrates the Company and the Bank’s compliance with the risk-based capital guidelines as of June 30, 2001:

		NBC
	Consolidated	Bank, NA

	(Dollars in thousands)

Total average assets (net of goodwill)	$585,626	$582,046
Risk weighted assets (net of goodwill)	$308,309	$309,305

Tier 1 capital	$50,892	$44,610
Total capital	$54,496	$48,214

Leverage ratio	8.69%	7.66%
Risk based capital ratios:
Tier 1	16.51%	14.42%
Total capital	17.68%	15.59%

Financial Modernization

             On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (“GLBA”).  This comprehensive legislation eliminates the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers.  GLBA provides for a new type of financial holding company structure under which affiliations among these entities may occur, subject to the “umbrella” regulation of the FRB and regulation of affiliates by the functional regulators, including the Securities and Exchange Commission (“SEC”) and state insurance regulators.  Under GLBA, a financial holding company may engage in a broad list of financial activities and any non-financial activity that the FRB determines is complementary to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system.  In addition, GLBA permits certain non-banking financial and financially related activities to be conducted by financial subsidiaries of a national bank.  In addition, GLBA imposes strict new privacy disclosure and opt-out requirements regarding the ability of financial institutions to share personal non-public customer information with third parties.

             Under GLBA, a bank holding company may become certified as a financial holding company by filing a declaration with the FRB, together with a certification that each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (“CRA”).  The Company has elected to become a financial holding company under GLBA and the election was made effective by the FRB as of March 11, 2000.  The Company is engaging in certain insurance related activities permitted by GLBA.

Recent Accounting Pronouncements

Business Combinations and Goodwill and Other Intangible Assets

             In July 2001, the FASB issued Statement No. 141 (“SFAS No. 141”), “Business Combinations”, and Statement No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.  SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.  SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.   SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

             The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature.  Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

             SFAS No. 141 will require upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill.  Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.  Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

             In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.  To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption.  The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount.  To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test.  In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption.  This second step is required to be completed as soon as possible, but no later than the end of the year of adoption.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statement of income.

             As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $7,675,000, which will be subject to the transition provisions of SFAS No. 141 and 142.  Amortization expense related to goodwill was $376,000 and $188,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively.  Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

             The Financial Accounting Standards Board’s Statement No. 140 (“SFAS No. 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, replaces the Financial Accounting Standards Board’s Statement No. 125 (“SFAS No. 125”) “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, but carries over most of SFAS No. 125’s provisions without change.  SFAS No. 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets.  This statement should be applied prospectively and is effective for transactions occurring after March 31, 2001.  Disclosure requirements of this statement and any changes in accounting for collateral were effective for fiscal years ending after December 15, 2000.  Adoption of SFAS No. 140 did not have an impact on the Company's consolidated financial statements.

Derivative Instruments and Hedging Activities

             In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities.”  In June 2000 the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133.”  SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values.  SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001.  The Company does not currently hold any derivative instruments and does not have any hedging activity.  The adoption of SFAS 133 did not have an impact on the Company’s consolidated financial statements.

Forward-Looking Information

             The Company may from time to time make “forward-looking” statements as such term is defined in The Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, the interest rate environment, governmental regulation and supervision, technological change, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

             There has been no material change in the market risks faced by the Company since December 31, 2000.  For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II - Other Information:

Item 6.  Exhibits and Reports on Form 8-K

(a)	None.

(b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BANCSHARES CORPORATION OF TEXAS

Date: August 14, 2001	By:	/s/ Anne R. Renfroe
Anne Renfroe, Chief Accounting Officer and Principal
Financial Officer