Form 10-Q
period 2001-09-30
NATIONAL BANCSHARES CORP OF TEXAS
filed 2001-11-14
CIK 69834

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission file Number:  1-13472

NATIONAL BANCSHARES CORPORATION OF TEXAS

(Exact name of registrant as specified in its charter)

Texas	74-1692337
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12400 Hwy 281 North, San Antonio, Texas 78216-2811
(Address of principal executive offices)

(210) 403-4200
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒  No    ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,785,089 shares of Common Stock, $.001 par value, outstanding as of November 1, 2001.

Part I.   Financial Information

Item 1.  Financial Statements

NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

ASSETS
	September 30,	December 31,
	2001	2000
Cash and due from banks	$17,802	$24,218
Interest-bearing accounts	1,551	2,659
Federal funds sold	35,500	18,335
Investment securities available for sale	224,895	255,136
Investment securities held to maturity	2,050	2,044
Loans, net of discounts	290,852	256,482
Allowance for possible loan losses	(3,977)	(3,429)
Net loans	286,875	253,053
Bank premises and equipment, net	18,781	19,435
Goodwill	7,769	8,051
Other assets	5,996	8,354
Total Assets	$601,219	$591,285

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits - non-interest bearing	$89,759	$83,126
Interest-bearing transaction accounts (NOW)	86,976	92,157
Savings and money market accounts	111,981	117,741
Certificates and time deposits under $100,000	141,646	136,789
Certificates and time deposits $100,000 and over	92,551	95,093
Total Deposits	522,913	524,906
Accrued interest payable and other liabilities	5,306	2,564
Other borrowings	-	2,328
Long term notes payable	1,373	2,904
Total Liabilities	529,592	532,702
Stockholders' Equity:
Common Stock, $.001 par value, 100,000,000 shares authorized 4,760,874 issued and 3,779,541 outstanding at September 30, 2001 and 4,751,834 issued and 3,775,501 outstanding at December 31, 2000	5	5
Additional paid-in capital	36,033	33,832
Retained earnings	40,719	36,485
Accumulated other comprehensive income, net of tax	10,562	3,884
Treasury Stock, at cost (981,333 shares in 2001, 976,333 shares in 2000)	(15,692)	(15,623)
Total Stockholders' Equity	71,627	58,583
Total Liabilities and Stockholders' Equity	$601,219	$591,285

See Notes to Consolidated Financial Statements.

NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
Interest Income:
Interest and fees on loans	$6,216	$5,844	$18,296	$17,131
Interest on investment securities	3,407	3,719	11,275	10,580
Interest on federal funds sold	293	590	700	1,594
Interest on deposits in banks	24	55	105	138
Total Interest Income	9,940	10,208	30,376	29,443

Interest Expense:
Interest on deposits	3,908	4,886	13,276	13,583
Interest on debt	19	98	158	356
Total Interest Expense	3,927	4,984	13,434	13,939

Net Interest Income	6,013	5,224	16,942	15,504
Less: Provision for possible loan losses	455	153	745	481
Net Interest Income after Provision for Possible Loan Losses	5,558	5,071	16,197	15,023

Non-Interest Income:
Service charges and fees	1,305	1,222	3,812	3,381
Net realized gains on securities	-	48	419	574
Net (losses) gains on sales of other real estate and assets	(3)	-	19	11
Miscellaneous income	177	509	319	637
Total Non-Interest Income	1,479	1,779	4,569	4,603

Non-Interest Expense:
Salaries and employee benefits	2,534	2,477	7,707	7,349
Occupancy and equipment expenses	844	887	2,499	2,580
Goodwill amortization	94	94	282	282
Other expenses	1,269	1,053	3,738	3,459
Total Non-Interest Expense	4,741	4,511	14,226	13,670

Income Before Federal Income Taxes	2,296	2,339	6,540	5,956
Federal income tax expense	826	839	2,306	2,155
Net Income	$1,470	$1,500	$4,234	$3,801

Basic Earnings Per Share	$0.39	$0.37	$1.12	$0.93

Diluted Earnings Per Share	$0.37	$0.37	$1.09	$0.92

See Notes to Consolidated Financial Statements.

NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

						Accumulated
						Other
	Common Stock					Comprehensive
	Number of		Paid-In	Retained	Treasury	Income(loss),
	Shares	Par	Capital	Earnings	Stock	net of tax	Total
Balance at January 1, 2000	4,112	$5	$30,909	$31,421	$(9,951)	$(1,751)	$50,633
Net income	–	–	–	5,064	–	–	5,064
Unrealized gain on securities AFS, net of tax and reclassification adjustment	–	–	–	--	–	5,635	5,635
Total comprehensive income							10,699
Reduction of deferred tax valuation allowance	–	–	2,411	–	–	–	2,411
Exercise of Common Stock options	82	–	512	–	–	–	512
Treasury stock purchased	(418)	–	–	–	(5,672)	–	(5,672)
Balance at December 31, 2000	3,776	$5	$33,832	$36,485	$(15,623)	$3,884	$58,583
Net income	–	–	–	4,234	–	–	4,234
Unrealized gain on securities AFS, net of tax and reclassification adjustment	–	–	–	–	–	6,678	6,678
Total comprehensive income							10,912
Reduction of deferred tax valuation allowance	–	–	2,139	–	–	–	2,139
Exercise of Common Stock options	9	–	62	–	–	–	62
Treasury stock purchased	(5)	–	–	–	(69)	–	(69)
Balance at September 30, 2001	3,780	$5	$36,033	$40,719	$(15,692)	$10,562	$71,627

Disclosure of reclassification amount:

2001
Unrealized gain on securities arising during period	$6,401
Reclassification adjustment for gains included in income, net of tax of $142	277
Net unrealized gain on securities, net of tax	$6,678

2000
Unrealized gain on securities arising during period	$5,243
Reclassification adjustment for gains included in income, net of tax of $202	392
Net unrealized gain on securities, net of tax	$5,635

See Notes to Consolidated Financial Statements.

NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash Flows from Operating Activities:
Net income	$4,234	$3,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	970	1,753
Tax benefit realized from utilization of deferred tax assets	2,139	1,845
Provision for possible loan losses	745	481
Net realized gain on securities available for sale	(419)	(574)
Write-down of other real estate owned	10	–
Gain on sale of other real estate owned and other assets	(19)	(11)
Decrease in accrued interest receivable and other assets	1,438	107
Increase in accrued interest payable and other liabilities	393	769
Net cash provided by operating activities	9,491	8,171
Cash Flows from Investing Activities:
Net increase in federal funds sold	(17,165)	(10,464)
Net decrease (increase) in interest-bearing accounts	1,108	(1,216)
Net increase in loans	(34,803)	(5,772)
Purchases of securities available for sale	(776)	(70,356)
Proceeds from sales of securities available for sale	40,187	43,879
Proceeds from maturities of securities available for sale	1,830	3,697
Purchases of securities held to maturity	–	(1,973)
Capital expenditures	(504)	(1,254)
Proceeds from sale of other real estate owned	74	713
Net cash used in investing activities	(10,049)	(42,746)
Cash Flows from Financing Activities:
Net (decrease) increase in demand deposits, NOW accounts, savings and money-market accounts	(4,308)	21,647
Net increase in certificates of deposit and time deposits	2,316	7,432
Proceeds from advances on other borrowings and long term notes payable	–	2,468
Principal payments on other borrowings and long term notes payable	(3,859)	(5,115)
Purchase of treasury stock	(69)	(3,059)
Proceeds from exercise of common stock options	62	512
Net cash (used in) provided by financing activities	(5,858)	23,885

Net decrease in cash and due from banks	(6,416)	(10,690)
Cash and due from banks at beginning of period	24,218	30,394
Cash and due from banks at end of period	$17,802	$19,704

Schedule of Supplemental Cash Flow Information:
Interest paid	$13,994	$13,712
Federal income taxes paid	125	80
Non-cash items:
Loans originated to facilitate the sale of foreclosed assets	24	–
Loan foreclosures	236	–

See Notes to Consolidated Financial Statements.

NATIONAL BANCSHARES CORPORATION OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of National Bancshares Corporation of Texas (“the Company”) and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The consolidated financial statements include the accounts of the parent company and all subsidiaries.  All significant intercompany balances and transactions have been eliminated.  Certain items in prior period’s financial statements have been reclassified in conformity with the current year’s presentation.  The consolidated financial statements are unaudited, but include all adjustments (consisting primarily of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results of the periods presented.  The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be reported for the year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2000.

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

Note 3 - Investment Securities

The following tables present the amortized cost and approximate fair value of the investment securities portfolio as of September 30, 2001 and December 31, 2000 (Dollars in thousands):

	September 30, 2001
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Securities Available For Sale:
U.S. Treasury securities	$89,020	$6,527	$–	$95,547
U.S. Government agency and mortgage-backed securities	118,906	9,475	–	128,381
Other securities including Federal Reserve Bank stock	967	–	–	967
Total	$208,893	$16,002	$–	$224,895

Securities Held to Maturity:
U.S. Government agency and mortgage-backed securities	$1,982	$169	$–	$2,151
Foreign debt securities	68	6	–	74
Total	$2,050	$175	$–	$2,225

	December 31, 2000
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Securities Available For Sale:
U.S. Treasury securities	$123,122	$3,236	$–	126,358
U.S. Government agency and mortgage-backed securities	123,009	3,580	(164)	126,425
Other securities including Federal Reserve Bank stock	3,119	46	(812)	2,353
Total	$249,250	$6,862	$(976)	$255,136

Securities Held to Maturity:
U.S. Government agency and mortgage-backed securities	$1,977	$95	$–	$2,072
Foreign debt securities	67	–	(2)	65
Total	$2,044	$95	$(2)	$2,137

Unrealized gains and losses on investment securities held at September 30, 2001 and December 31, 2000 have been determined to be temporary market fluctuations.

The following table shows the maturity schedule of the Company’s investment portfolio as of September 30, 2001 (Dollars in thousands):

	September 30, 2001
	Available For Sale		Held To Maturity
	Amortized	Approximate	Amortized	Approximate
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$2,231	$2,254	$18	$18
Due in one year to five years	176,970	190,403	2,032	2,207
Due from five to ten years	27,692	30,212	–	–
Due after ten years	–	–	–	–
Total	206,893	222,869	2,050	2,225
Equity Securities	327	327	–	–
Mortgage-backed securities	1,033	1,059	–	–
Federal Reserve Bank stock	640	640	–	–
Total	$208,893	$224,895	$2,050	$2,225

The carrying value of investment securities pledged to secure public funds amounted to approximately $81,800,000 at September 30, 2001 and $90,166,000 at December 31, 2000.

Note 4 – Loans and Allowance for Possible Loan Losses

An analysis of the allowance for possible loan losses for the nine months ended September 30, 2001 and 2000 is presented below (dollars in thousands):

	Nine Months Ended
	September 30,
	2001	2000
Balance at beginning of period	$3,429	$2,841
Provision for possible loan losses	745	481
Losses charged to the allowance	(359)	(208)
Recoveries credited to the allowance	162	156
Net (charge-offs) recoveries	(197)	(52)
Balance at end of period	$3,977	$3,270

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments.  At September 30, 2001 and 2000, the Company had impaired loans of $2,497,000 and $1,638,000, respectively.  The allowance for loan losses related to those loans was $387,000 and $271,000, respectively.  The average recorded investment in impaired loans during the nine months ended September 30, 2001 and 2000, was $2,085,000 and $1,831,000, respectively.  Interest income of approximately $13,000 and $71,000 on impaired loans was recognized for cash payments received during the nine months ended September 30, 2001 and 2000, respectively.

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

In July 1995, September 1998, December 1998 and January 1999, the Bank borrowed $175,000, $100,000, $1,250,000 and $1,000,000, respectively, from the Federal Home Loan Bank of Dallas.  The notes bear interest rates of 6.393%, 5.15%, 5.126%, and 5.216%, respectively.  The maturity dates of the notes are August 2015, October 2018, January 2004, and February 2004, respectively.  Principal and interest payments are due monthly in the approximate amount of $45,000 per month in the aggregate with the remaining balances due at maturity. The aggregate balance outstanding at September 30, 2001 was $1,373,000.

Note 6 – Common Stock and Earnings Per Common Share

A reconciliation of earnings per share follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Basic EPS:
Net income	$0.39	$0.37	$1.12	$0.93

Diluted EPS:
Net income	$0.37	$0.37	$1.09	$0.92

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Income available to common stockholders	$1,470	$1,500	$4,234	$3,801
Weighted average number of common shares used in Basic EPS	3,773,710	4,006,852	3,771,767	4,088,388
Effect of dilutive stock options	147,800	25,598	109,795	45,160

Weighted number of common shares and dilutive potential common stock used in Diluted EPS	3,921,510	4,032,450	3,881,562	4,133,548

Note 7 - Income Tax Expense

The provision for federal income tax consisted of the following (Dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Currently Paid or Payable	$46	$39	$123	$79
Deferred Expense	780	800	2,183	2,076
Total	$826	$839	$2,306	$2,155

For Federal income tax purposes, the Company has approximately $77 million in net operating loss carryforwards as of September 30, 2001 which will be available to reduce income tax liabilities in future years.  The preconfirmation net operating loss carryforwards arose from the Company’s emergence from a reorganization under Chapter 11 of the United States Bankruptcy Code in May 1992.  If unused, approximately $73 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

Pursuant to SFAS No. 109, the Company has available certain deductible temporary differences and net operating loss carryforwards for use in future tax reporting periods, which created deferred tax assets.  SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  During the nine months ended September 30, 2001 and 2000, the deferred tax asset valuation allowance was reduced by  $2,139,000 and $1,845,000, respectively, to adjust the recorded net deferred tax asset to an amount considered more likely than not to be realized.  The deferred tax asset related to the operating loss carry forwards net of the valuation allowance and recorded on the books of the Company was approximately $3,186,000 at September 30, 2001.  Realization of this asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.  Realization could also be affected by a significant ownership change of the Company over a period of three years as set forth in the Internal Revenue Code.  Although realization of the net deferred tax asset is not assured because of these uncertainties, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance, will be realized.

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

Note 9 – Stock Repurchase Plan

The Company began a stock repurchase plan in 1997 authorizing management to purchase up to 1,300,000 shares of the Company’s common stock through the open market based on market conditions.  In the first nine months of 2001 and 2000, 5,000 shares and 220,833 shares, respectively, were purchased by the Company through the open market at an average cost of $13.81 and $13.85 per share, respectively.

Note 10 – Merger with International Bancshares Corporation

On July 30, 2001, the Company and International Bancshares Corporation (“IBC”), a multi-bank holding company located in Laredo, Texas, entered into a definitive agreement whereby NBC Acquisition Corp., a wholly owned subsidiary of IBC, will merge with and into the Company.  The Company will be the surviving corporation in the merger and will become a wholly-owned subsidiary of IBC.  The agreement provides that the acquisition is to be accomplished through a cash tender offer for all of the Company’s stock at a price of $24.75 per share.  The offer was commenced on August 9, 2001 and was to terminate on September 7, 2001, unless extended.  The offer has been extended to November 14, 2001.  The merger agreement requires the Company to pay a termination fee of $3 million to IBC if the merger agreement terminates under a number of specified circumstances related to the Company’s acceptance of a superior proposal.  The transaction is subject to regulatory approvals and to other customary conditions, including the tender of at least two-thirds of the outstanding shares of the Company on a fully diluted basis, which condition may be waived by the parties.  A copy of the Merger Agreement is included as an exhibit to Schedule 14D-9 filed by the Company on August 9, 2001.

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

Merger with International Bancshares Corporation

On July 30, 2001, the Company and IBC entered into a definitive agreement whereby NBC Acquisition Corp., a wholly owned subsidiary of IBC, will merge with and into the Company.  See Note 10 to the Financial Statements for a brief discussion of the Merger Agreement and the transaction contemplated thereby.

Results of Operations

Net income for the three months ended September 30, 2001 was $1,470,000, or $0.37 per diluted share, compared with $1,500,000, or $0.37 per diluted share, for the three months ended September 30, 2000.  Net interest income for the three months ended September 30, 2001 increased $789,000, or 15.1% over the same period of 2000.  Non-interest expenses were up $230,000, or 5.1%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.  The majority of the increase was from $160,000 in professional fees associated with the tender offer.  Non-interest income decreased $300,000 or 16.9% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.  The non-interest income for the three months ended September 30, 2000 included $283,000 of miscellaneous income associated with the resolution of certain litigation matters, $50,000 of other miscellaneous income and realized gains on the sale of securities of $48,000.  Excluding these items non-interest income increased $81,000 for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.  The return on average assets for the three months ended September 30, 2001 was 0.99% compared to 1.03% for the three months ended September 30, 2000.

Net income for the nine months ended September 30, 2001 was $4,234,000, or $1.09 per diluted share, compared to $3,801,000, or $0.92 per diluted share, for the nine months ended September 30, 2000.  Excluding the after-tax net impact of gains on securities and other real estate of $289,000, and $386,000, as of September 30, 2001 and 2000, respectively, net income was $3,945,000, or $1.02 per diluted share, compared to that of the third quarter of 2000 which was $3,415,000, or $0.83 per diluted share.  The return on average assets for the nine months ended September 30, 2001 was 0.96% compared to 0.89% for the nine months ended September 30, 2000.

Average assets have increased $22 million or 3.8% to $590 million for the nine months ended September 30, 2001  from an average of $568 million for the nine months ended September 30, 2000.  $11,309,000 of such increase was the result of unrealized gain in the Company's bond portfolio due to a favorable interest rate environment.  Average earning assets increased 5.4% for the nine months ended September 30, 2001 compared to that of the nine months ended September 30, 2000.

Net Interest Income

Net interest income constitutes the principal source of income for the Company and represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income increased $789,000 or 15.1% for the third quarter of 2001 compared to the third quarter of 2000.  The increase is reflected in the increase in the volume of earning assets and decrease in rates of interest bearing liabilities, partially offset by a decrease in rates earned on assets and increases in the volume of interest-bearing liabilities.

The increase of $1,438,000 or 9.3% in net interest income for the nine months ended September 30, 2001 compared to the same period in 2000 was due primarily to earning asset growth.  For the nine months ended September 30, 2001 average loans increased $29.7 million or 12.1% over the same period in 2000.  Interest income increased $923,000 or 3.1% for the nine months ended September 30, 2001 over the same period in 2000 due primarily to earning asset growth.  Interest expense decreased $505,000 or 3.6% for the nine months ended September 30, 2001 over the same period in 2000 due primarily to the decrease in deposit interest rates.

The net interest margin for the three months ended September 30, 2001 increased 45 basis points to 4.44% when compared to the three months ended September 30, 2000 and 17 basis points from the three months ended June 30, 2001.   The net interest margin is the net return on earning assets which is computed by dividing taxable equivalent annualized net interest income by average total interest-earning assets.  The net interest spread was 3.80% for the quarter ended September 30, 2001 a change from 3.57% in the quarter ended June 30, 2001 and 3.28% for the quarter ended September 30, 2000.  Because the Company is in a cumulative liability rate sensitive position, the decrease in market rates benefits net interest income, the net interest margin and the net interest spread.

INTEREST EARNED/INCURRED AND RATES

(Dollars in thousands)

	For three months ended			For three months ended
	September 30, 2001			September 30, 2000
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest-earning assets:
Interest-bearing accounts	$2,018	$24	4.72%	$3,794	$55	5.75%
Federal funds sold	34,010	293	3.42%	35,746	590	6.55%
Investment securities (F):
U.S. Treasuries	89,722	1,402	6.20%	150,636	2,321	6.11%
U.S. Government agencies	120,915	1,992	6.54%	83,385	1,379	6.56%
Other	1,032	13	5.00%	745	19	10.12%
Total investment securities	211,669	3,407	6.39%	234,766	3,719	6.28%
Loans, net of discounts (A)	289,619	6,216	8.52%	246,004	5,851	9.44%
Total interest-earning assets	537,316	9,940	7.34%	520,310	10,215	7.79%

Non-interest bearing assets:
Cash and due from banks	20,324			18,987
Allowance for possible loan losses	(3,649)			(3,219)
Other assets	36,103			40,484
Total assets	$590,094			$576,562

Interest-bearing liabilities:
Interest bearing transaction accounts	$84,652	432	2.02%	$81,088	634	3.10%
Savings, money market and certificates of deposit	354,098	3,476	3.89%	352,324	4,252	4.79%
Other debt	1,422	19	5.30%	5,010	98	7.76%
Total interest-bearing liabilities	440,172	3,927	3.54%	438,422	4,984	4.51%
Non-interest bearing liabilities:
Demand deposits	85,952			79,870
Other liabilities	3,810			3,901
Total liabilities	529,934			522,193
Stockholders' equity (F)	60,160			54,369
Total liabilities and stockholders' equity	$590,094			$576,562

Taxable equivalent net interest income		6,013			5,231
Less: taxable equivalent adjustment		–			7
Net interest income		$6,013			$5,224
Net interest spread (B)			3.80%			3.28%
Net interest margin (C)			4.44%			3.99%
Selected operating ratios:
Return on assets (D)			0.99%			1.03%
Return on equity (E)			9.70%			11.04%

(A)	Non-accrual loans are included in the average balances used in calculating this table.
(B)	The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(C)	The net interest margin is the taxable-equivalent annualized net interest income divided by average interest-earning assets.
(D)	The return on assets ratio was computed by dividing annualized net income by average total assets, excluding the effect of the unrealized gain or loss on securities available for sale.
(E)	The return on equity ratio was computed by dividing annualized net income by average total stockholders’ equity, excluding the effect of the unrealized gain or loss on securities available for sale.
(F)	The average balance has been adjusted to exclude the effect of the unrealized gain or loss on securities available for sale.

INTEREST EARNED/INCURRED AND RATES

(Dollars in thousands)

	For the nine months ended			For the nine months ended
	September 30, 2001			September 30, 2000
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Interest-earning assets:
Interest-bearing accounts	$2,714	$105	5.17%	$3,146	$138	5.84%
Federal funds sold	22,136	700	4.23%	33,984	1,594	6.25%
Investment securities (F):
U.S. Treasuries	111,613	5,151	6.17%	155,739	7,211	6.17%
U.S. Government agencies	123,065	6,083	6.61%	69,143	3,320	6.40%
Other	947	41	5.79%	722	49	9.04%
Total investment securities	235,625	11,275	6.40%	225,604	10,580	6.25%
Loans, net of discounts (A)	275,327	18,297	8.89%	245,627	17,142	9.30%
Total interest-earning assets	535,802	30,377	7.58%	508,361	29,454	7.72%

Non-interest bearing assets:
Cash and due from banks	19,534			20,750
Allowance for possible loan losses	(3,556)			(3,072)
Other assets	38,120			42,364
Total assets	$589,900			$568,403

Interest-bearing liabilities:
Interest bearing transaction accounts	$85,188	1,585	2.49%	$79,831	1,780	2.97%
Savings, money market and certificates of deposit	356,018	11,691	4.39%	346,790	11,803	4.53%
Other debt	2,880	158	7.33%	6,326	356	7.50%
Total interest-bearing liabilities	444,086	13,434	4.04%	432,947	13,939	4.29%
Non-interest bearing liabilities:
Demand deposits	84,320			77,841
Other liabilities	3,796			3,787
Total liabilities	532,202			514,575
Stockholders' equity (F)	57,698			53,828
Total liabilities and stockholders' equity	$589,900			$568,403

Taxable equivalent net interest income		16,943			15,515
Less: taxable equivalent adjustment		1			11
Net interest income		$16,942			$15,504
Net interest spread (B)			3.54%			3.43%
Net interest margin (C)			4.23%			4.07%
Selected operating ratios:
Return on assets (D)			0.96%			0.89%
Return on equity (E)			9.81%			9.41%

(A)	Non-accrual loans are included in the average balances used in calculating this table.
(B)	The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(C)	The net interest margin is the taxable-equivalent annualized net interest income divided by average interest-earning assets.
(D)	The return on assets ratio was computed by dividing annualized net income by average total assets, excluding the effect of the unrealized gain or loss on securities available for sale.
(E)	The return on equity ratio was computed by dividing annualized net income by average total stockholders’ equity, excluding the effect of the unrealized gain or loss on securities available for sale.
(F)	The average balance has been adjusted to exclude the effect of the unrealized gain or loss on securities available for sale.

The following tables analyze the increase in taxable-equivalent net interest income stemming from changes in interest rates and from asset and liability volume, including mix, for the three and nine months ended September 30, 2001 and 2000.  Non-accruing loans have been included in assets for calculating this table, thereby reducing the yield on loans.  The changes in interest due to both rate and volume in the table below have been allocated to volume or rate change on a pro-rata basis.

ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME

(Dollars in thousands)

	Three months ended September 30, 2001
	vs. September 30, 2000
	Increase	Due to Change in
	(Decrease)	Rate	Volume
Taxable-equivalent interest income:
Interest-bearing accounts	$(31)	$(9)	$(22)
Federal funds sold	(297)	(270)	(27)
Investment securities.	(312)	364	(676)
Loans, net of unearned discount	365	(2,793)	3,158
Total taxable-equivalent interest income	(275)	(2,708)	2,433
Interest expense:
Interest-bearing accounts	(978)	(1,735)	757
Other debt	(79)	(24)	(55)
Total interest expense	(1,057)	(1,759)	702
Taxable-equivalent net interest income	$782	$(949)	$1,731

	Nine months ended September 30, 2001
	vs. September 30, 2000
	Increase	Due to Change in
	(Decrease)	Rate	Volume
Taxable-equivalent interest income:
Interest-bearing accounts	$(33)	$(15)	$(18)
Federal funds sold	(894)	(430)	(464)
Investment securities	695	244	451
Loans, net of unearned discount	1,155	(1,170)	2,325
Total taxable-equivalent interest income	923	(1,371)	2,294
Interest expense:
Interest-bearing accounts	(307)	(1,770)	1,463
Other debt	(198)	(8)	(190)
Total interest expense	(505)	(1,778)	1,273
Taxable-equivalent net interest income	$1,428	$407	$1,021

Taxable-equivalent net interest income for the three months ended September 30, 2001 increased $782,000 or 15.0% over the same period in 2000.  Taxable-equivalent net interest income for the nine months ended September 30, 2001 increased $1,428,000 or 9.2% over the same period in 2000.  The increase for the three months and the nine months ended September 30, 2001 over the same period in 2000 is due to the increase in the volume of earning assets and decrease in rates of interest bearing liabilities, partially offset by a decrease in rates earned on assets and increases in the volume of interest-bearing liabilities.

Interest Rate Sensitivity

Management seeks to maintain consistent growth of net interest income through periods of changing interest rates by avoiding fluctuating net interest margins.  Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to repricing characteristics of interest earning assets and liabilities.

The following table indicates the Company’s interest rate sensitivity position at September 30, 2001:

INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES

(Dollars in thousands)

					Non-rate
	Rate Sensitive				Sensitive
	Immediately	Within	Within		Over
	0-30 days	90 days	One Year	Total	One Year	Total
Earning assets:
Loans, net of discounts	$85,252	$11,017	$21,237	$117,506	$173,346	$290,852
Investment securities	1,029	18	1,226	2,273	224,672	226,945
Federal funds sold	35,500	–	–	35,500	–	35,500
Interest-bearing accounts	508	186	669	1,363	188	1,551

Total earning assets	$122,289	$11,221	$23,132	$156,642	$398,206	$554,848

Interest-bearing liabilities:
Interest-bearing transaction, savings and money market	$198,957	$–	$–	$198,957	$–	$198,957
Certificates and time deposits	42,727	59,225	117,670	219,622	14,575	234,197
Debt	39	78	357	474	899	1,373

Total interest-bearing Liabilities	$241,723	$59,303	$118,027	$419,053	$15,474	$434,527

Interest sensitivity gap	$(119,434)	$(48,082)	$(94,895)	$(262,411)

Cumulative gap	$(119,434)	$(167,516)	$(262,411)	$(262,411)

Ratio of earning assets to interest-bearing liabilities	50.6%	18.9%	19.6%	37.4%

The interest rate sensitivity table reflects a cumulative liability sensitive position during the one-year period shown.  Generally, this indicates that the liabilities reprice more quickly than the assets in a given period, and that a decline in market rates will benefit net interest income.  An increase in market rates would have the opposite effect.

Non-Interest Income

The major components of non-interest income are service charges and fees earned on deposit accounts.  The following table summarizes changes in non-interest income for the nine months ended September 30, 2001 and 2000:

NON-INTEREST INCOME

(Dollars in thousands)

	Nine Months Ended		2001/2000
	September 30,	September 30,
	2001	2000	$ Change	% Change
Service charges and fees	$3,812	$3,381	$431	12.7%
Net realized gains on securities	419	574	(155)	-27.0%
Net gains on sales of other real estate owned and assets	19	11	8	72.7%
Miscellaneous income	319	637	(318)	-49.9%
Total non-interest income	$4,569	$4,603	$(34)	-0.7%

The $34,000 or 0.7% decrease in non-interest income for the nine months ended September 30, 2001 over the nine months ended September 30, 2000 is due primarily to a decrease of $155,000 in net realized gains on the sale of the securities and a decrease of $318,000 in miscellaneous income along with a $431,000 increase in service charges and fees resulting from changes in certain fee structures within the deposit accounts and the increase in deposit accounts.  Miscellaneous income for the nine months ended September 30, 2000 included $283,000 associated with the resolution of certain litigation matters.

Non-Interest Expense

Non-interest expense includes all expenses of the Company other than interest expense, loan loss provision and income tax expense.  The following table summarizes the changes in non-interest expense for the nine months ended September 30, 2001 and 2000:

NON-INTEREST EXPENSE

(Dollars in thousands)

	Nine Months Ended		2001/2000
	September 30,	September 30,
	2001	2000	$ Change	% Change
Salaries and employee benefits	$7,707	$7,349	$358	4.9%
Occupancy and equipment expenses	2,499	2,580	(81)	-3.1%
Data processing fees	318	293	25	8.5%
FDIC insurance	73	76	(3)	-3.9%
Insurance	113	103	10	9.7%
Office supplies	407	433	(26)	-6.0%
Postage and courier	478	408	70	17.2%
Professional fees	959	633	326	51.5%
Advertising/Marketing	192	224	(32)	-14.3%
Goodwill amortization	282	282	0	0.0%
Miscellaneous other expenses	1,198	1,289	(91)	-7.1%
Total non-interest expense	$14,226	$13,670	$556	4.1%

Total non-interest expense for the nine months ended September 30, 2001 increased $556,000 or 4.1% over 2000.  Salaries and benefits included an $87,500 expense due to a charge for the non-renewal of an employment contract during the first quarter.  Expenses of approximately $260,000 related to the merger account for the increase in professional fees.

Income Taxes

The Company recognized income tax expense of $2,306,000 for the nine months ended September 30, 2001 compared to $2,155,000 for the nine months ended September 30, 2000.  At September 30, 2001, the Company had approximately $77 million in net operating loss carryforwards that will be available to reduce income tax liabilities in future years.  If unused, approximately $73 million of such carryforwards will expire in 2005, with the remaining approximately $4 million expiring in 2006.

Loans

The following table presents the composition of the Company’s loan portfolio by type of loan:

LOAN PORTFOLIO

(Dollars in thousands)

	September 30,	% of	December 31,	% of	September 30,
	2001	Total	2000	Total	2000
Commercial	$47,248	16.2%	$42,322	16.5%	$42,866
Real estate construction	28,472	9.8%	23,058	9.0%	22,751
Real estate mortgage	186,477	64.1%	161,968	63.2%	159,902
Consumer installment, net of unearned discount	28,655	9.9%	29,134	11.4%	27,607

Total loans	$290,852	100.0%	$256,482	100.0%	$253,126

Total loans have increased 13.4% since December 31, 2000 and 14.9% since September 30, 2000, respectively.  Real estate mortgage loans have shown a 15.1% and 16.6% increase since December 31, 2000 and September 30, 2000, respectively.

Allowance for Possible Loan Losses

The allowance for possible loan losses is established through charges to operations in the form of a provision for loan losses.  Loans, or portions thereof, which are considered to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance.  The allowance represents the amount which in the judgment of the Company’s management will be adequate to absorb possible losses.  The adequacy of the allowance is determined by management’s continuous evaluation of the loan portfolio and by the employment of third party loan review consultants.  Industry concentrations, specific credit risks, past loan loss experience, delinquency ratios, current loan portfolio quality and economic conditions in the Bank’s market areas are pertinent factors in determining the adequacy of the allowance for possible loan losses.  Loans identified as losses by management, external loan review or bank examiners are charged-off.

The Company recorded net charge-offs of $197,000 for the nine months ended September 30, 2001 compared to net charge-offs of $52,000 for the nine months ended September 30, 2000.

The following table summarizes, for the periods presented, the activity in the allowance for loan losses arising from provisions credited to operations, loans charged off and recoveries of loans previously charged off.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	Nine Months Ended September 30,
	2001	2000

Average loans outstanding	$275,327	$245,627

Balance of allowance for loan losses at beginning of period	$3,429	$2,841
Provision for loan losses	745	481
Charge-Offs:
Commercial	112	72
Real estate construction	-	-
Real estate mortgage	63	-
Consumer installment	184	136
Total charge-offs	359	208
Recoveries:
Commercial	70	96
Real estate construction	-	-
Real estate mortgage	27	16
Consumer installment	65	44
Total recoveries	162	156

Net charge-offs (recoveries)	197	52

Balance of allowance for loan losses at end of period	$3,977	$3,270

Net charge-offs (recoveries) as a percentage of average loans outstanding	0.07%	0.02%

Allowance for loan losses as a percentage of total loans, net of unearned discount	1.37%	1.29%

Non-Performing Assets

Non-performing assets consist of non-accrual loans and foreclosed real estate.  Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due.  All installment loans past due 90 days or more are placed on non-accrual, unless the loan is well secured and in the process of collection.  On non-accrual loans, interest income is not recognized until actually collected.  At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.

Foreclosed real estate consists of property which has been acquired through foreclosure.  At the time of foreclosure, the property is recorded at the lower of the estimated fair value less selling expenses or the loan balance with any write down charged to the allowance for loan losses.  Any future write-downs on the property are charged to operations.

The following table discloses non-performing assets and loans 90 days past due and still accruing interest as of September 30, 2001 and December 31, 2000:

NON-PERFORMING ASSETS

(Dollars in thousands)

	September 30,	December 31,
	2001	2000
Non-accrual loans	$2,497	$2,187
Foreclosed real estate	485	314
Total non-performing assets	$2,982	$2,501

Non-performing assets as a percentage of:
Total assets	0.50%	0.42%
Total loans plus foreclosed real estate	1.02%	0.97%

Accruing loans past due 90 days or more	$583	$341

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

Liquidity

Liquidity is the ability to have funds available at all times to meet the commitments of the Company.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future.  Liquid assets include cash and short-term investments in time deposits in banks, federal funds sold and securities available for sale.  Liquidity is also provided by access to core funding sources, primarily core depositors in the Company’s trade area.  The Bank has not and does not solicit brokered deposits as a funding source.   The liquidity of the Company is enhanced by the fact that 76% of total deposits at September 30, 2001 were “core” deposits.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At September 30, 2001, the Company’s liquid assets totaled $280 million or 46.5% of total gross assets, compared to 50% at September 30, 2000.   Secondary sources of liquidity include the Bank’s ability to sell loan participations and purchase federal funds.  The Bank has an approved federal funds line at a correspondent bank.

The Company’s principal source of funds consists of dividends received from the Bank, who derive their funds from deposits, interest and principal payments on loans and investment securities, sales of investment securities and borrowings.

Capital Resources

Total stockholders’ equity increased $16.9 million to $71.6 million at September 30, 2001 from $54.7 million at September 30, 2000.  The ratio of total stockholders’ equity to total assets was 11.9% at September 30, 2001 compared with 9.4% at September 30, 2000.  The Company began a stock repurchase plan in 1997 and has repurchased 981,333 common shares at a cost of $16 million through September 30, 2001 of which $2.7 million has been purchased since September 30, 2000.  The Company has not repurchased any shares since January, 2001.  Total stockholders’ equity has been affected by the $11.3 million increase in the unrealized gain on available for sale securities portfolio since September 30, 2000.

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

The table below illustrates the Company and the Bank’s compliance with the risk-based capital guidelines as of September 30, 2001:

		NBC
	Consolidated	Bank, NA
	(Dollars in thousands)
Total average assets (net of goodwill)	$582,324	$578,048
Risk weighted assets (net of goodwill)	$311,580	$310,443

Tier 1 capital	$53,297	$45,758
Total capital	$57,193	$49,639

Leverage ratio	9.15%	7.92%
Risk based capital ratios:
Tier 1	17.11%	14.74%
Total capital	18.36%	15.99%

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

Recent Accounting Pronouncements

Business Combinations and Goodwill and Other Intangible Assets

In July 2001, the FASB issued Statement No. 141 (“SFAS No. 141”), “Business Combinations”, and Statement No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.  SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.  SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.   SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”.

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

SFAS No. 141 will require, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill.  Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.  Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $7,675,000, which will be subject to the transition provisions of SFAS No. 141 and 142.  Amortization expense related to goodwill was $376,000 and $282,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively.  Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

The Financial Accounting Standards Board’s Statement No. 140 (“SFAS No. 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, replaces the Financial Accounting Standards Board’s Statement No. 125 (“SFAS No. 125”) “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, but carries over most of SFAS No. 125’s provisions without change.  SFAS No. 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets.  This statement should be applied prospectively and is effective for transactions occurring after March 31, 2001.  Disclosure requirements of this statement and any changes in accounting for collateral were effective for fiscal years ending after December 15, 2000.  Adoption of SFAS No. 140 did not have an impact on the Company’s consolidated financial statements.

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

Forward-Looking Information

The Company may from time to time make “forward-looking” statements as such term is defined in The Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, the interest rate environment, governmental regulation and supervision, technological change, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission including the negative impact on the U.S. economy in general of the terrorist events of September 11, 2001.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

There has been no material change in the market risks faced by the Company since December 31, 2000.  For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part II - Other Information:

Item 6.  Exhibits and Reports on Form 8-K

(a)           None

(b)           Reports on Form 8-K

                Registrant filed a current report on Form 8-K on August 6, 2001, covering Item 7 – Financial Statements and Exhibits and Item 9 – Regulation FD Disclosure in connection with the announcement of the definitive merger agreement with International Bancshares Corporation.

                Registrant filed a current report on Form 8-K on October 12, 2001, covering Item 5 – Other Events in connection with the announcement of the Interim Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANCSHARES CORPORATION OF TEXAS

Date:	November 14, 2001	By	/s/ Maria T. Lazzeri
Maria T. Lazzeri, Chief Accounting Officer and Principal Financial Officer